Form 10QSB
period 2001-12-31
RELAY MINES LTD
filed 2002-03-12
CIK 1138608

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-59872

RELAY MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0488851
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices)

(604) 605-0885
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 5,000,000

=============================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS
RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	December 31, 2001 (unaudited)		June 30, 2001
ASSETS

CURRENT ASSETS
Cash		$-	$54
Total Current Assets		-	54

TOTAL ASSETS	$	- =============	$54 =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable		$4,808	$1,750
Related party payables		12,750	11,000
Total Current Liabilities		17,558	12,750

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding		50	50

Additional paid-in capital		274,950	274,950
Deficit accumulated during exploration stage		(292,558)	(287,696)
Total Stockholders' Equity (Deficit)		(17,558)	(12,696)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$	- =============	$54 ==========

See notes to interim financial statements.

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF OPERATIONS
	Six Months Ended December 31, 2001 (unaudited)		Period from February 2, 2001 (Inception) to December 31, 2001 (unaudited)

REVENUES		$-	$-

EXPENSES
Consulting services		-	272,946
Legal and accounting		4,807	17,557
Mining exploration expense		-	1,954
Other general and administrative expenses		55	101
TOTAL EXPENSES		4,862	292,558

LOSS BEFORE INCOME TAXES		(4,862)	(292,558)

INCOME TAXES		-	-

NET LOSS		$(4,862) ============	$(292,558) =============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil ===========	$(0.06) ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED		5,000,000 ===========	5,000,000 ============

See notes to interim financial statements.

RELAY MINES LIMITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Issuance of common stock for services and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Loss for the period ending June 30, 2001	-	-	-	(287,696)	(287,696)

Balance, June 30, 2001	5,000,000	$50	$274,950	$(287,696)	$(12,696)

Loss for six months ending December 31, 2001	-	-	-	(4,862)	(4,862)

Balance, December 31, 2001 (unaudited)	5,000,000 ========	$50 =======	$274,950 =========	$(292,558) =========	$(17,558) =========

See notes to interim financial statements.

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2001 (unaudited)		Period from February 2, 2001 (Inception) to December 31, 2001 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(4,862)		$(292,558)
Adjustments to reconcile net loss to et cash used by operating activities:

Payment of expenses from issuance of stock		-		274,900
Increase in accounts payable		3,058		4,808
Increase in related party payables		1,750		12,750
Net cash used by operating activities		(54)		(100)

CASH FLOWS FROM INVESTING ACTIVITIES:		-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances		-		100
Net cash provided by financing activities		-		100

Change in cash		(54)		-
Cash, beginning of period		54		-
Cash, end of period	$	- ============	$	- ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$	- ============	$	- ============
Income taxes paid	$	- ============	$	- ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in payment of consulting and other expenses		$-		$274,900
Stock issued in payment of advances		$-		$100

See notes to interim financial statements.

RELAY MINES LIMITED
(An Exploration Stage Enterprise)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
========================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on February 2, 2001, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through shareholder loans.

At December 31,2001, there was negative working capital of $17,558.

At December 31, 2001, the Company had no assets.

At December 31, 2001, the Company's total liabilities were $17,558 reflecting a build-up of accounts payable of $4,808 and related party payables of $12,750.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $4,862 for the six months ending December 31, 2001. The principal component of the loss was professional expenses of $4,807.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2002.

RELAY MINES LIMITED

/s/ Carlo Civelli
Carlo Civelli, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.