Form 10QSB
period 2002-03-31
RELAY MINES LTD
filed 2002-05-10
CIK 1138608

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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
Yes [ x ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 5,000,000

=================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	March 31, 2002 (unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$996	$54
Total Current Assets	996	54
TOTAL ASSETS	$996 =================	$54 ============
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$7,157	$1,750
Related party payables	32,730	11,000
Total Current Liabilities	39,887	12,750
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 5,110,000 and 5,000,000 shares
issued and outstanding, respectively	51	50
Additional paid-in capital	285,949	274,950
Deficit accumulated during exploration stage	(324,891)	(287,696)
Total Stockholders' Equity (Deficit)	(38,891)	(12,696)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$996 =================	$54 ============

See notes to interim financial statements

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2002 (unaudited)	Period From February 2, 2001 (Inception) to March 31, 2001	Nine Months Ended March 31, 2002 (unaudited)	Period From February 2, 2001 (Inception) to March 31, 2001	Period From February 2, 2001 (Inception) to March 31, 2002 (unaudited)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting services	-	272,946	-	272,946	272,946
Legal and accounting	21,350	10,000	26,157	10,000	38,907
Mining exploration expense	5,000	1,954	5,000	1,954	6,954
Other general and administrative expenses	5,983	6	6,038	6	6,084
TOTAL EXPENSES	32,333	284,906	37,195	284,906	324,891
LOSS BEFORE INCOME TAXES	(32,333)	(284,906)	(37,195)	(284,906)	(324,891)
INCOME TAXES	-	-	-	-	-
NET LOSS	$(32,333) =========	$(284,906) ==========	$(37,195) =========	$(284,906) =========	$(324,891) =========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01) =========	$(0.06) ==========	$(0.01) =========	$(0.06) =========	$(0.06) =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	5,029,333 =========	5,000,000 =========	5,009,635 =========	5,000,000 =========	5,006,256 =========

See notes to interim financial statements

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount
Issuance of common stock for
services and in payment of
advances at approximately
$0.055 per share	5,000,000	$50	$274,950	$-	$275,000

Net loss for the period ending
June 30, 2001	-	-	-	(287,696)	(287,696)
Balance, June 30, 2001	5,000,000	50	274,950	(287,696)	(12,696)

Sale of common stock for cash
at $0.10 per share	110,000	1	10,999	-	11,000

Net loss for nine months ending
March 31, 2002 (unaudited)	-	-	-	(37,195)	(37,195)
Balance, March 31, 2002 (unaudited)	5,110,000 =======	$51 =====	$285,949 =======	$(324,891) ========	$(38,891) =======

See notes to interim financial statements

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2002 (unaudited)	Period From February 2, 2001 (Inception) to March 31, 2001	Period From February 2, 2001 (Inception) to March 31, 2002 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(37,195)		$(284,906)		$(324,891)
Adjustments to reconcile net loss to
net cash used by operating activities:
Payment of expenses from issuance of stock		-		274,900		274,900
Increase in prepaid expenses		-		(1,000)		-
Increase in accounts payable		5,407		-		7,157
Increase in related party payables		21,730		11,000		32,730
Net cash used by operating activities		(10,058)		(6)		(10,104)
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		11,000		-		11,000
Proceeds from advances		-		100		100
Net cash provided by financing activities		11,000		100		11,100
Change in cash		942		94		996

Cash, beginning of period		54		-		-
Cash, end of period		$996 ===========		$94 ==========		$996 ===========
Supplemental cash flow disclosures:
Interest paid	$	- ===========	$	- ==========	$	- ===========
Income taxes paid	$	- ===========	$	- ==========	$	- ===========
Non-cash investing and financing activities:
Stock issued in payment of consulting and other expenses		$-		$274,900		$274,900
Stock issued in payment of advances		$-		$100		$100

See notes to interim financial statements

RELAY MINES LIMITED
(An Exploration Stage Enterprise)
March 31, 2002

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

Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2. PROCEEDS OF SALE OF SHARES

During the quarter ended March 31, 2002, the Company raised a total of $11,000 cash in an initial public offering. A total of 110,000 shares of common stock were sold at $0.10 per share.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on February 2, 2001, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through shareholder loans.

At March 31, 2002, there was negative working capital of $38,891 comparing to the negative working capital of $12,696 at June 30, 2001. This change is primarily the result of increased activity of the Company resulting in expenses in all major categories.

At March 31, 2002, the Company had total assets of $996 consisting of cash, which compares with our Company's total assets at June 31, 2001 of $54.

At March 31, 2002, the Company's total liabilities were $39,887 reflecting a build-up of accounts payable of $7,157 and related party payables of $32,730, which compares with our Company's total liabilities at June 30, 2001 of $12,750.

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

Results of Operations

The Company posted losses of $37,195 for the nine months ending March 31, 2002. The principal components of the loss were professional expenses, general and administrative expenses and mining exploration expenses.

Operating expenses for the nine months ending March 31, 2002 were $37,195.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of May, 2002.

RELAY MINES LIMITED
(Registrant)

BY: /s/ Carlo Civelli
Carlo Civelli, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.