Form 10KSB
period 2002-06-30
RELAY MINES LTD
filed 2002-09-26
CIK 1138608

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-59872

RELAY MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0488851 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2002: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 16, 2002, no market exists.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 16, 2002: 5,715,114

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on February 2, 2001. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada, 89109 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885.

Background

We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In February 2001, Carlo Civelli our President and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through Madman Mining Co., Inc., a corporation owned and controlled by Tom Tomczyk. Mr. Tomczyk believed the property to be promising because of his observation of quartz veins in the old tunnels on the property.

Precious minerals such as gold, silver, and copper are found in quartz veins. We have not determined if there are precious minerals, silver or copper in the quartz veins. Messrs Civelli and Mosimann paid Madman Mining Co., Inc. $1,954 to stake the claims. The claims were due to expire on January 1, 2002, but were renewed through January 28, 2003. The claims will expire on January 28th, 2003 if not renewed again. We intend to renew the claims.

As part of the consideration paid to Madman Mining Co., Inc., Mr. Tomczyk agreed to hold record title to the property in his name. Madman paid Mr. Tomczyk $350.00 to hold the title in his name. The property is recorded in Mr. Tomczyk's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records.

Title to the property is superior to all other unrecorded deeds. Should Mr. Tomczyk transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Tomczyk will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We will also be required to form a British Columbia corporation which contains a board of directors a majority of which will have to be British Columbia residents. We have decided that if precious minerals are discovered on the property and it is economical to remove the precious minerals, we will record the deed, pay the additional tax, file as a foreign corporation and appoint directors of the subsidiary corporation who are residents of British Columbia. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals.

Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown. The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act . The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

To date we have performed limited work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Location and Access

The property consists of six claims totaling approximately 375 acres. The property is located approximately 125 miles north of Vancouver, British Columbia, Canada within the Rocky Creek valley, 15 miles north from the village of Gold Bridge in southwestern British Columbia. The property is within the Lillooet Mining Division. Title to the mining claims is evidenced by a Record of Two Post Claim for each of the six claims filed by Tom Tomczck. Mr. Tomczyk has conveyed his interest in the claims to us by an unrecorded warranty deed.

Access to the property is from the west from Lillooet on the Bridge River Road to Tyaughton Lake turn-off, then northerly approximately 14 road miles up Relay Creek to the central portion of the property. The Bridge Road is an all-weather, government maintained road suitable for travel using highway vehicles. The Relay Creek Main all weather gravel logging road passes within 2,200 feet of the southeastern boundary of property and the Relay Creek logging road, a secondary gravel road provides access through the center of the property.

During the summer months, alternative access to Bridge River from Vancouver is via Whistler, Pemberton and then the Hurley River logging road directly to Bridge River. This reduces travel time from Vancouver by approximately two hours.

We have the absolute right to explore for minerals on our property. The only condition to retaining title is the payment of an annual fee of $150.00 to renew the claims.

Physiography

The property is situated within the Chilcotin Range of the Coast Mountain region of southwestern British Columbia with elevations ranging from 3,950 feet within the Relay Creek valley and the south end of the claims to 4,600 feet at the northern most area of the property.

Slopes with the property are moderately steep throughout. Vegetation consists mainly of fir and pine trees, much of it mature second growth. The climate features warm summers and mild winters. The Relay Creek valley is fairly dry in the summer. Average yearly precipitation is twenty inches. A snow pack of five to eight feet begins to accumulate in November and lingers in places into May. The recommended field exploration season is from early April to late November, although the close proximity to access roads would allow for drilling or underground exploration on a year round basis.

Property Geology

Mr. Tomczyk has advised us that he has observed quartz veins in the old tunnels on the property. Precious minerals including gold, silver and copper are found in quartz veins. We have not determined if there are any precious minerals, including gold, silver or copper in the quartz veins. Further, there is no factual evidence to indicate the existence of a commercially viable mineral deposit.

Previous Exploration

We have been advised by independent sources that our property has been subjected to previous exploration. The property contains two tunnels driven in the 1930s. The upper tunnel runs for fifty feet and the main tunnel for 525 feet. In addition there is one set of underground workings which date from 1938. The workings consist of 692 feet of drifts, crosscuts, raises and slopes.

Other than the foregoing, we have no knowledge whether anyone has surveyed, mined, or prepared engineering, geological or metallurgical reports concerning our property.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following three phases all of which will be performed by independent contractors hired by us. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for precious minerals. We believe that the only equipment we will need to start exploration on the property will be a backhoe. We will lease the backhoe from and equipment rental or hire an independent contractor who owns a backhoe to the dig the trenches we refer to in this prospectus. We expect to have to pay $30,000 for a backhoe or $25.00 an hour for an independent contractor who owns his own backhoe.

The only equipment we will need is a backhoe to dig trenches. It is not possible to allocate specific dollar amounts to specific acts because we do not know what we will encounter during our trenching. As trenches are dug and we evaluate the results, we will determine if mineralized material exists. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. If mineralized material is found, we will then determined if it is profitable to extract the precious minerals.

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have not begun exploration on our property. .

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

*	more extensive trenching
*	more advanced geophysical work
*	drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $20,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $90,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Regulations

Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

In order to explore for precious minerals on our property we must submit the plan contained in this prospectus for review and pay a fee of $150.00. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us. The exploration permit is the only permit or license we will need to explore for precious minerals on our property.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employee will be Carlo Civelli. Because Mr. Civelli lives in Switzerland, he intends to retain engineers and geologists in British Columbia to manage the exploration of the property. No engineers and geologists have been selected as of the date of this prospectus and none will be selected or until we have raised enough money from this offering to start our exploration program.

Employees and Employment Agreements

At present, we have no employees, other than Messrs Civelli and Mosimann, our officers and directors, who were compensated for their services. Messrs Civelli and Mosimann do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees. Messrs Civelli and Mosimann plan to devote 10% of their time to our operations. Messrs Civelli and Mosimann live and work full-time in Switzerland. We do not believe Messrs Civelli and Mosimann full-time employment in Switzerland or each officer and directors limited devotion of time to our business will have any adverse affect upon us.

Related Events

On February 14, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-59872, permitting us to offer up to 2,000,00 shares of common stock at $0.10 per share.

Since the commencement on February 14, 2002 of the offering of our shares, we have sold 715,114 shares for net proceeds of $71,511, which has been disbursed as follows:

Legal and Accounting	$41,327
Mining Exploration Expense	$6,954
General and Administrative	$11,006
Rent	$1,353
Travel	$1,819
Working Capital	$8,952
Total	$71,511

Our offering has not been completed and we may receive additional proceeds.

Status of Our Exploration Program

We are currently in Phase 1 of our proposed exploration program.

The program, consisting of soil and rock sampling as well as geological mapping, was completed between July 3 and July 7, 2002. The program was designed to follow-up previous explorers' results that discovered mineralization (mercury, antimony and gold) that is indicative of a gold bearing shallow (epithermal) hydrothermal style system.

Geological mapping at a scale of 1:2,500 was completed over the entire property. A total of 57 soil samples, taken at either 25m (82 ft) or 50m (160 ft) intervals along portions of the 8,500m (5.3 miles) of flagged control grid. 21 rock samples were also collected. All soil and rock samples were analyzed using gold analysis and 30-element ICP at Assayers Canada (Min-En) Laboratory in Vancouver.

Geological mapping confirmed that the property is underlain by three geological units. The Bridge River Complex, a sequence of rocks consisting of dark gray/brown basalt +/- limestone-chert, argillite, chert, tuffaceous sediments (medium grained white/beige quartz porphyry and quartz rose sandstones) occurs on the western edge of the property. An ultramafic unit of green-brown serpentinite occurs between Relay Creek and the eastern edge of the property. Both units have been highly folded. A unit of quartz pebble conglomerate (multiple colors - fine matrix 0.3-0.5cm dia. with local pyrite and Iron staining) has been emplaced over, and subsequently scowered away by glaciation, the two aforementioned units. This has created a horizontal banding of alternating quartz pebble conglomerate and the respective underlying unit. Within the central area of the property, oriented at 328o, is a less interrupted mass of the quartz pebble conglomerate unit. Dykes and dyke-like intrusions of dark purplish andesite intrude the western areas of the property. There is a major fault running along (parallel to) the Relay Creek valley at 328o.

Only two of the soil samples returned greater than 8ppb Au. Both samples (68ppb and 92 ppb Au) were collected from soil overlaying the central body of quartz pebble conglomerate. None of the other elements were anomalous in other economic elements. The two most anomalous rock samples (MW 037 & 040) returned values of 10ppb Au each.

Management is evaluating the results of this program to decide the best choices for further exploration of the property.

Other than the foregoing, we have not conducted any exploration on our property.

Risk Factors

Please carefully consider the following risk factors:

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and many have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, with the exception of advancing funds for filing reports with the SEC, we believe that if we do not raise further funds, we may have to suspend or cease operations within four months.

2. We have losses which we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated in February 2001 and we have just started our proposed business operations, we have not realized any revenues. Our net loss since inception is $335,405. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we cannot guarantee we will find any precious minerals or if we find precious minerals that production will be profitable. If that happens we will have to cease operations.

We have no known ore reserves. We have not identified any precious minerals on the property and we cannot guarantee we will ever find any precious minerals. Even if we find that there are precious minerals on our property, we cannot guarantee that we will be able to recover the precious minerals. Even if we recover precious minerals, we cannot guarantee that we will make a profit. If we can't find precious minerals or it is not economical to recover them, we will have to cease operations.

4. Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations which could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassible. When roads are impassible, we are unable to work.

5. Because we are small and do not have much capital, we must limit our exploration and as a result may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our property may contain mineralized material. If we don't find mineralized material, we will cease operations.

6. We may not have access to all of the supplies and materials we need to complete exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7. The price of precious minerals is depressed compared to past years. This makes it harder to make a profit. If we can't make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

In order to maintain operations, we will have to sell our precious minerals for more than it costs us to mine there. The lower the price the more difficult it is to do this. If we can't make a profit we will have cease operations until the price of precious minerals increases or cease operations altogether.

8. We may not have enough money to complete our exploration and as a result may have to cease or suspend our operations.

We may not have enough money to complete our exploration of our property. Because we exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $10,000 and as much as $120,000 to find out. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

9. Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

Title to our property is not held in our name. Title to our property is recorded in the name of Tom Tomczyk. Mr. Tomczyk has delivered a warranty deed to us, but we have not recorded it. As such, we have received our title by an unrecorded warranty deed. If Mr. Tomczyk transfers our property to a third person and he records his deed before we do, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations.

10. Because title to our property is in the name of Mr. Tomczyk, a creditor of Mr. Tomczyk could attach a lien on our property and have its sold. If this happens, the creditor or a third party could take title to our property and we will cease operations.

Because title to our property is in the name of Mr. Tomczyk, a creditor of Mr. Tomczyk could attach a lien on our property and have it sold. If that happens, the creditor or a third party buying the property at a judicial sale could take title to our property. If that happens, we will own no property and will cease operations.

11. Because our management team does not have technical training and/or experience in the exploration, development or production in the mining industry, we will have to hire qualified geologists and/or mining engineers to support our proposed exploration program. If we are unable to hire qualified geologists and/or engineers we may have to suspend operations until we are able to do so.

Because our management team does not have technical training and/or experience in the exploration, development or production in the mining industry, we will have to hire qualified geologists and/or mining engineers to support our proposed exploration program. If we are unable to hire qualified geologists and/or engineers we may have to suspend operations until we are able to do so.

12. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.     DESCRIPTION OF PROPERTIES.

In February 2001, Carlo Civelli, our president and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through Madman Mining Co., Inc., a corporation owned and controlled by Tom Tomczyk. The claims are recorded in Mr. Tomczyk 's name for tax purposes, however, title to the claims has been conveyed to us by an unrecorded deed. To date we have performed limited work on our property. The property is located approximately 125 miles north of Vancouver, British Columbia, Canada within the Rocky Creek valley, 15 miles north from the village of Gold Bridge in southwestern British Columbia.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2002, we paid $1,353 for rent.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so unless the shares are eventually so listed. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,715,114 shares of common stock outstanding as of June 30, 2002, 5,000,000 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At September 13, 2002, there were seventy-nine shareholders of record.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition, Liquidity and Capital Resources

Since inception on February 2, 2001, we have been engaged in exploration and acquisition of mineral properties. Our company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

As of the date of this report, we have not completed our public offering. To date we have sold 715,114 shares of common stock to seventy-nine individuals and raised $71,511.

At June 30, 2002, we had positive working capital of $9,718 compared to negative working capital of $(12,696) at June 30, 2001. This change is primarily the result of our company's stock issuance.

At June 30, 2002, our company's had total assets of $13,393 consisting of mainly cash and prepaid expenses, which compares favorably with our assets at June 30, 2001 of $54.

At June 30, 2002, we had total liabilities decrease to $3,675 from $12,750 at June 30, 2001, primarily reflecting the payment of outstanding accounts and related party payables from the proceeds of stock issuance.

Our company has had no revenues from inception. Although there is insufficient capital to fully explore and develop mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted losses of $47,709 for the year ending June 30, 2002. The principal component of the loss was professional expenses, followed by general and administrative costs.

Operating expenses for the year ending June 30, 2002 of $47,709 were down from $287,696 from the year ending June 30, 2001, primarily as a result of decreased executive consulting expenses, although professional expenses and general and administrative costs rose.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; any assets or items of value reckoned in Canadian Dollars are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred. The resulting translation adjustments are recorded within other comprehensive income.

2) Research, development and exploration expenditure.

All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

3) Capitalization of intangible fixed assets.

Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Recession of FASB Statement No. 44, and 66, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended No. 4, was rescinded as it was no longer necessary. FASB 145 amended 13 to eliminate an inconsistency between the required accounting for the sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of our business the impact is expected to be miniscule.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Relay Mines Limited
Vancouver, BC CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Relay Mines Limited (an exploration stage enterprise) (a Nevada corporation) as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2002, for the periods from February 2, 2001 (inception) to June 30, 2001, and the period from February 2, 2001 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relay Mines Limited (an exploration stage enterprise) as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended June 30, 2002 and for the period from February 2, 2001 (inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 31, 2002

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$9,773	$54
Prepaid mining exploration expenses	3,620	-
Total Current Assets	13,393	54

TOTAL ASSETS	$13,393	$54

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,675	$1,750
Related party payables	-	11,000
Total Current Liabilities	3,675	12,750

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,715,114 and 5,000,000 shares issued and outstanding, respectively	58	50
Additional paid-in capital	345,617	274,950
Stock subscriptions receivable	(552)	-
Deficit accumulated during exploration stage	(335,405)	(287,696)
Total Stockholders' Equity (Deficit)	9,718	(12,696)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,393	$54

The accompanying notes are an integral part of these financial statements.

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	Year Ended June 30, 2002	Period From February 2, 2001 (Inception) to June 30, 2001	Period From February 2, 2001 (Inception) to June 30, 2002

REVENUES	$-	$-	$-

EXPENSES
Consulting services	-	272,946	272,946
Legal and accounting	28,577	12,750	41,327
Mining exploration expense	5,000	1,954	6,954
General and administrative expenses	10,960	46	11,006
Rent expense	1,353	-	1,353
Travel	1,819	-	1,819
TOTAL EXPENSES	47,709	287,696	335,405

LOSS BEFORE INCOME TAXES	(47,709)	(287,696)	(335,405)

INCOME TAXES	-	-	-

NET LOSS	$(47,709)	$(287,696)	$(335,405)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	5,117,426	5,000,000	5,083,549

The accompanying notes are an integral part of these financial statements.

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Issuance of common stock for
services and in payment of advances at approximately $0.055 per share	5,000,000	$50	$274,950	$-	$-	$275,000

Net loss for the period ending
June 30, 2001	-	-	-	-	(287,696)	(287,696)

Balance, June 30, 2001	5,000,000	50	274,950	-	(287,696)	(12,696)

Sale of common stock for cash at $0.10 per share	715,114	8	70,667	(552)	-	70,123

Net loss for year ending June 30, 2002	-	-	-	-	(47,709)	(47,709)

Balance, June 30, 2002	5,715,114	$58	$345,617	$(552)	$(335,405)	$9,718

The accompanying notes are an integral part of these financial statements.

RELAY MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2002	Period From February 2, 2001 (Inception) to June 30, 2001	Period From February 2, 2001 (Inception) to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,709)	$(287,696)	$(335,405)
Adjustments to reconcile net loss to
net cash used by operating activities:
Payment of expenses from issuance of stock	-	274,900	274,900
Increase in prepaid expenses	(3,620)	-	(3,620)
Increase in accounts payable	1,925	1,750	3,675
Increase in related party payables	(11,000)	11,000	-
Net cash used by operating activities	(60,404)	(46)	(60,450)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	70,123	-	70,123
Proceeds from advances	-	100	100
Net cash provided by financing activities	70,123	100	70,223

Change in cash	9,719	54	9,773
Cash, beginning of period	54	-	-
Cash, end of period	$9,773	$54	$9,773

Supplemental cash flow disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Stock issued in payment of consulting and other expenses	$-	$274,900	$274,900
Stock issued in payment of advances	$-	$100	$100

The accompanying notes are an integral part of these financial statements.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Relay Mines Limited (hereinafter "the Company") was incorporated on February 2, 2001 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Vancouver, British Columbia. The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Exploration Stage Activities
The Company has been in the exploration stage since its formation in February 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for extraction and enter a development stage.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $47,709 for the year ended June 30, 2002 and had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future successful explorations for and profitable operations from the development of mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The carrying amounts for cash, and payables approximate their fair value.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $21,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $62,000, which expire in the year 2021 and 2022. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Compensated Absences
Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $9,773 as of June 30, 2002. This account is not insured.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Valuation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require lease modifications in certain sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - MINING CLAIMS

In February 2001, the Company, through an unrelated third party, acquired 100% of the rights, title and interest in six mining claims in the Mugwump property, Relay Creek Valley, British Columbia, Canada. Although the claims are recorded in a third party's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves.

NOTE 4 - PREPAID EXPENSES

In June 2002, the Company engaged Madman Mining Company to explore its mining claims during the following fiscal year. The total amount of the exploration firm's invoice, $3,461, was recorded as a prepaid expense and a trade payable.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 5 - COMMON STOCK

On February 2, 2001, 5,000,000 shares of the Company's common stock were issued to officers and directors only. There was no public offering of any of the Company's securities. The aforementioned shares issued were in payment of services valued at $272,946, expenses of $1,954 and advances of $100. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

In February 2001, the Company acquired 100% of the rights, titles and interests in six mining claims in Mugwump property, Relay Creek Valley, British Columbia. Payment of $39 was required to record the six mining claims and is included in mining exploration expense in the accompanying financial statements. These amounts were paid by the shareholders and repaid by the Company in the form of stock as stated above.

During the year ended June 30, 2002, the Company raised a total of $70,122 cash in an initial public offering. A total of 701,224 shares of common stock were sold at $0.10 per share.

At June 30, 2002, the Company had a stock subscription receivable of $552 for 5,520 shares of stock. The subscription agreements were signed in June 2002, but the payments for the stock were not received until July. See Note 8.

NOTE 6- RELATED PARTIES

Officers and directors have advanced monies to the Company to open a checking account and in payment of expenses. The funds advanced to open the checking account were repaid as part of the stock transaction described in Note 5.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mining Industry
The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Office Space
The Company occupies office space provided by an unrelated party at no charge. The value of this space is not considered materially significant for financial reporting purposes.

RELAY MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Foreign Operations
The accompanying balance sheet includes $9,773 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 8 - SUBSEQUENT EVENT

In July 2002 the Company received payments totaling $552 for stock that was subscribed for in June 2002. See Note 4.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Carlo Civelli Seefeldstrasse 214 Postfach CH-8034 Zurich, Switzerland	53	president, chief executive officer, treasurer, chief financial officer and a member of the board of directors
Bruno Mosimann Seefeldstrasse 214 Postfach CH-8034 Zurich, Switzerland	57	secretary and a member of the board of directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Carlo Civelli has been our president, chief executive officer, treasurer, chief financial officer and a member of our board of directors since inception.

* Since 1980, Mr. Civelli has been a managing director of Clarion Finanz AG located in Zurich, Switzerland. Clarion Finanz is engaged in the business of investment banking and money management. Mr. Civelli is a full time employee of Clarion Finanz.

* Since March 1993, Mr. Civelli has been a director of Spatilizer Audio Labs located in Los Angeles, California. Spatilizer Audio is engaged in the business of automotive sound systems.

* Since February 1998, Mr. Civelli has been a director of Callinan Mines Limited located in Vancouver, British Columbia. Callinan Mines Limited is a Vancouver, British Columbia based mining corporation and trades on the TSX Venture Exchange under the symbol CAA.

* Since June 2000, Mr. Civelli has been Secretary and a director of Keystone Mines Limited, a Vancouver, British Columbia mining corporation listed on the OTCBB under the symbol KSMN.

* From June 2000 to May 2002 Mr. Civelli was Secretary and a director of Abbott Mines Limited, a Vancouver, British Columbia-based mining corporation listed on the OTCBB under the symbol ABTN. On May 24, 2002 Abbott Mines Limited completed a reverse acquisition with WARP Technology Holdings Inc., ceased mining operations and changed its business to that of WARP. WARP produces the WARP 2063Application Pre-Processor (the "WARP 2063"), a computer network appliance (with associated software) that seeks to improve the speed and reliability of the transactions and information requests that are processed over Internet and Intranet networks. Mr. Civelli remains a director of WARP Technology Holdings Inc.

* Mr. Civelli is a former director Jordex Resources Inc. (1992-2001) and also of Namibian Minerals Ltd. (1994-2002)

Bruno Mosimann has been our secretary and a member of our board of directors since inception.

* Since April, 1985, Mr. Mosimann has been President and Managing Director of Romofin AG, a firm which furnishes cash management advice to its customers and is located in Zurich, Switzerland.

Involvement in Certain Legal Proceedings

We have no legal proceedings during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Committees of the Board of Directors

We have established no committees.

Section 16(a)

We are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carlo Civelli	2002	0	0	0	0	0	0	0
President	2001	0	0	0	$136,473	0	0	0

Bruno	2002	0	0	0	0	0	0	0
Mosimann Secretary	2001	0	0	0	$136,473	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 24, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Carlo Civelli Seefeldstrasse 214 Postfach CH-8034 Zurich, Switzerland	2,500,000	43.75%
Bruno Mosimann Seefeldstrasse 214 Postfach CH-8034 Switzerland	2,500,000	43.75%
All Officers and Directors as a Group (2 persons)	5,000,000	87.50%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in February 2001 to our Directors, Carlo Civelli and Bruno Mosimann. This was accounted for as a compensation expense of $272,946 and advances and reimbursement expenses of $2,054.

Since our inception, Mr. Civelli, has paid expenses from us in the total sum of $12,750, which included organizational and start-up costs and operating capital. The loans did not bear interest and have been repaid. There are no documents reflecting the loan and they were not due on a specific date. Mr. Civelli will accept repayment from us when money is available.

In the, future, we may borrow money from our officers and directors, if necessary. If we do so, the terms of the loans will be no less favorable to us than those that can be obtained from unaffiliated third parties. We will not loan money to our officers and directors. Forgiveness of a loan between us and an affiliate must be approved by a majority of the board of directors who do not have an interest in the transaction and who have access, at our expense, to our counsel or an independent counsel.

All of our current transactions were approved and ratified by all of our directors. In each case, our directors had access to our counsel or any counsel of their choosing. All past transactions which are now closed had at least two disinterested directors at the time of each transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-94835 on January 18, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Marmot Mining Claim.
Wombat Mining Claim.
Bill of Sale.
Amax Mining Claim.
Statement of Trustee.
Unrecorded Warranty Deed
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 2002.

RELAY MINES LTD. (Registrant)
BY:	/s/ Carlo Civelli Carlo Civelli, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Carlo Civelli Carlo Civelli	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/24/2002
/s/ Bruno Mosimann Bruno Mosimann	Secretary and a member of the Board of Directors	09/24/2002

CERTIFICATION

I, Carlo Civelli, President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of Relay Mines Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of Relay Mines Limited.

Date: September 24, 2002

/s/ Carlo Civelli
Carlo Civelli
President, Chief Executive Officer, Treasurer and Chief Financial Officer