Form 10-Q
period 2002-09-30
RELAY MINES LTD
filed 2002-11-13
CIK 1138608

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 5,816,614

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

Relay Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2002 $ (unaudited)	June 30, 2002 $ (audited)
ASSETS
Current Assets
Cash	14,020	9,773
Prepaid expenses	-	3,620
Total Current Assets	14,020	13,393
Total Assets	14,020	13,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	11,474	3,675
Accrued liabilities	600	-
Total Liabilities	12,074	3,675
Contingency (Note 1)
Stockholders' Equity
Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 5,816,614 and 5,715,114 shares issued and outstanding, respectively	58	58
Additional Paid-in Capital	355,766	345,617
Stock subscriptions receivable	-	(552)
	355,824	345,123
Deficit Accumulated During the Exploration Stage	(353,878)	(335,405)
Total Stockholders' Equity	1,946	9,718
Total Liabilities and Stockholders' Equity	14,020	13,393

Relay Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	February 2, 2001
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2002 $	2002 $	2001 $
Revenue	-	-	-
Expenses
Consulting	272,946	-	-
General and administration	16,813	5,807	40
Mining exploration	10,574	3,620	-
Professional fees	46,362	5,035	2,736
Rent	5,364	4,011	-
Travel	1,819	-	-
	353,878	18,473	2,776
Net Loss for the Period	(353,878)	(18,473)	(2,776)
Net Loss Per Share - Basic		-	-
Weighted Average Shares Outstanding		5,000,000	5,000,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Relay Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended
	September 30,
	2002 $	2001 $
Cash Flows To Operating Activities
Net loss	(18,473)	(2,776)
Changes in non-cash working capital items
Increase in accounts payable and accrued liabilities	8,399	2,736
Increase in deposits	3,620	-
Net Cash Used In Operating Activities	(6,454)	(40)
Cash Flows From Financing Activities
Sale of common stock	10,701	-
Net Cash Provided By Financing Activities	10,701	-
Cash Flows To Investing Activities	-	-
Net Increase (Decrease) in Cash	4,247	(40)
Cash - Beginning of Period	9,773	54
Cash - End of Period	14,020	14
Non-Cash Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

Relay Mines Limited
(An Exploration Stage Company)
(expressed in U.S. dollars)

1.       Exploration Stage Company

The Company was incorporated in the State of Nevada on February 2, 2001. In February 2001, the Company acquired six mineral claims, situated in the Mugwump property, Relay Creek Valley in the Province of British Columbia, Canada.

The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in February 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At September 30, 2002, the Company had working capital of $1,946. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $16,000 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2.       Summary of Significant Accounting Principles

a)       Year End

The Company's year end is June 30.

b)       Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)       Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

e)       Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

f)       Exploration Costs

The Company is in the exploration stage and all costs relating to mineral property grassroots exploration are charged to operations as incurred.

g)       Basic and Diluted Net Income (Loss) per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

h)       Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i)       Financial Instruments

The carrying value of cash and equivalents, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

j)       Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $14,020 on September 30, 2002. This account is not insured.

k)       Provision for Taxes

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

At September 30, 2002, the Company had net deferred tax assets of approximately $27,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

k)       Provision for Taxes (continued)

At September 30, 2002, the Company has net operating loss carryforwards of approximately $80,000, which expire in the year 2021 and 2022. The Company recognized approximately $273,000 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

l)       Accounting Pronouncements

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

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

l)       Accounting Pronouncements (continued)

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

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.       Mineral Properties

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

PART II.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

In the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our mineral claims. See below for development information on the Mugwump claims.

The Company is completing its initial public pursuant to its SB2 registration and is adequately financed to survive the next twelve months and move its exploration program forward.

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

On February 14, 2002, the Securities and Exchange Commission declared our form SB-2 Registration Statement effective (SEC file no. 333-59872), permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

Since the commencement on February 14, 2002 of the offering shares, we have sold 715,114 shares for net proceeds of $71,511.

The funds were spent as follows:

Mining Exploration Expense	$12,233
Professional Fees	$46,362
General and Administrative	$22,455
Rent	$5,364
Travel	$2,873
TOTAL	$89,287

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of November, 2002.

RELAY MINES LIMITED (Registrant)
BY:	/s/ Carlo Civelli Carlo Civelli, President, Treasurer, Chief Financial Officer and a Member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RELAY MINES LIMITED (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Carlo Civelli, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Carlo Civelli Carlo Civelli Chief Executive Officer Chief Financial Officer November 11, 2002

CERTIFICATION

I, Carlo Civelli, certify that:

1. I have reviewed this interim report on Form 10-QSB of Relay Mines Limited;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 11, 2002	/s/ Carlo Civelli
Hugh Grenfal President, Chief Executive Officer, Treasurer and Chief Financial Officer