Form 10QSB
period 2003-03-31
RELAY MINES LTD
filed 2003-05-09
CIK 1138608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

          [   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the transition period from to

COMMISSION FILE NUMBER 333-59872

Relay Mines Limited
(Exact name of registrant as specified in its charter)

NEVADA	88-0488851
(State of incorporation)	(IRS Employer Identification Number)

1040 West Georgia-suite 1160
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
Yes [ x ]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 20,352,125

PART I.- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Relay Mines Limited

Contents

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Relay Mines Limited (An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)
ASSETS

Current Assets

Cash	695	9,773
Prepaid expenses	-	3,620

Total Assets	695	13,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,525	3,675
Accrued liabilities	1,200	-
Advances from related party (Note 4(b))	7,852	-

Total Liabilities	10,577	3,675

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 6,113,934 and 5,715,114 shares issued and outstanding, respectively	61	58

Additional Paid-in Capital	386,332	345,617

Stock Subscriptions Receivable	-	(552)

	386,393	345,123

Deficit Accumulated During the Exploration Stage	(396,275)	(335,405)

Total Stockholders' Equity (Deficit)	(9,882)	9,718

Total Liabilities and Stockholders' Equity	695	13,393

Relay Mines Limited

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from February 2, 2001 (Date of Inception) to March 31,

		Three Months Ended March 31,		Nine Months Ended March 31,

	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Consulting	282,946	-	-	10,000	-
General and administration	37,577	5,471	5,983	26,571	6,038
Mining exploration	10,438	-	5,000	3,484	5,000
Professional fees	49,987	625	21,350	8,660	26,157
Rent (Note 4(a))	9,906	911	-	8,453	-
Transfer agent and regulatory fees	2,547	-	-	2,547	-
Travel	2,874	-	-	1,055	-

	396,275	7,007	32,333	60,870	37,195

Net Loss for the Period	(396,275)	(7,007)	(32,333)	(60,870)	(37,195)

Net Loss Per Share - Basic		-	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		6,114,000	5,029,000	5,907,000	5,010,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Relay Mines Limited

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Nine Months Ended March 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss	(60,870)	(37,195)

Changes in non-cash working capital items

Decrease in prepaid expenses
	3,620	-
Increase (decrease) in accounts payable and accrued liabilities
	(950)	5,407

Net Cash Used In Operating Activities	(58,200)	(31,788)

Cash Flows From Financing Activities

Advances from related party	7,852	21,730
Sale of common stock	41,270	11,000

Net Cash Provided By Financing Activities	49,122	32,730

Cash Flows To Investing Activities	-	-

Net Decrease in Cash	(9,078)	942

Cash - Beginning of Period	9,773	54

Cash - End of Period	695	996

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on February 2, 2001. In February 2001, the Company acquired six mineral claims: the Mugwump property, Relay Creek valley, in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. The Company has been in the exploration stage since its formation in February 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop mineral properties. Planned principal activities have not yet begun.

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

During the nine months ended March 31, 2003 the Company issued 407,300 shares for proceeds of $40,730. At March 31, 2003, the Company had a working capital deficit of $9,882. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,882 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares. The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2. Summary of Significant Accounting Principles

Year End

The Company's year end is June 30.

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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $695 on March 31, 2003. This account is not insured. Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

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

3. Mineral Properties

In February 2001, the Company, through an unrelated third party, acquired 100% of the rights, title and interest in six mineral claims: the Mugwump property, Relay Creek valley, in the Province of, British Columbia, Canada. Although the claims are recorded in a third party's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves.

4. Related Party Transactions/Balances

    a) Rent of $8,453 was paid to Callinan Mines Ltd. ("Callinan") whose Vice President of Finance is the President of the Company.

    b) The amount owing to Callinan is non-interest bearing, unsecured and due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

In the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment. We also have no plan for research and development for any property or product other than our mineral claims. See below for exploration information on the Mugwump claims.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

The affairs of the company are not complex and therefore the president has reason to believe that controls and procedures are adequate at this time. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

The company follows the 'open folder' method of reality-checking whereby any shareholder, or any individual with a valid business purpose, may examine the books, records, documentation and bills, checks and accounts of the company during business hours at our main office. This policy is expected to continue while the present directors remain directors of the company.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

(d) However this updates and corrects the reporting in the same section of the December 2002 Quarterly.

On February 14, 2002, the Securities and Exchange Commission declared our form SB-2 Registration Statement effective (SEC file no. 333-59872), permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

From the commencement on February 14, 2002 of the offering shares until closing on November 2002 we sold 1,113,934 shares for net proceeds of $111,393. There were no charges made by directors and no commissions paid.

The funds (along with others advanced by directors) were spent as follows:

Transfer Agent and regulatory fees	$2,547
Travel	$2,874
Mining Exploration Expense	$10,438
Professional Fees	$49,987
General and Administrative	$37,577
Rent	$9,906
Total	$113,329

From the effective date of the registration statement to the ending date of the reporting period, March 31, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May, 2003.

Relay Mines Limited
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

Dated this 9th day of May, 2003.

/s/ Carlo Civelli Carlo Civelli, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Relay Mines Limited on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Carlo Civelli, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 9th day of May, 2003.

/s/ Carlo Civelli Carlo Civelli Chief Executive Officer and Chief Financial Officer