Form 10QSB/A
period 2003-03-31
RELAY MINES LTD
filed 2003-05-13
CIK 1138608

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
Yes [ x ]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 6,113,934

===============================================================

This amendment varies from the initial filing for the Quarter ending March 31, 2003 only in correcting the number of shares issued and outstanding on the cover page.

===============================================================

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2003.

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

Dated this 13th day of May, 2003.

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

Dated this 13th day of May, 2003.

/s/ Carlo Civelli Carlo Civelli Chief Executive Officer and Chief Financial Officer