Form 10KSB
period 2003-06-30
RELAY MINES LTD
filed 2003-09-12
CIK 1138608

==================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-59872

RELAY MINES LIMITED
 (Name of small business issuer in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of each class

==================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2003: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 3, 2003: $3,475,740

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 3, 2003: 6,113,934

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on February 2, 2001. We are engaged in the exploration of our mining property. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis, and our monthly rental is determined by usage.

There is no assurance that a commercially viable ore body, a reserve, exists in our property until sufficient exploration work is done and an evaluation of that work concludes economic and legal feasibility. Our present plans are strictly limited to research and exploration.

Background

We are an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In February 2001, Carlo Civelli our President and a member of the board of directors, acquired one mineral property containing six mining claims (Mugwump #1-6) in British Columbia, Canada by arranging the staking of the same through Madman Mining Co., Inc., a corporation owned and controlled by Tom Tomczyk. Mr. Tomczyk believed the property to be promising because of his observation of quartz veins in the old tunnels on the property.

Historical Background

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

Access to the property is from the west from Lillooet on the Bridge River Road to Tyaughton Lake turn-off, then northerly approximately 14 road miles up Rocky Creek to the central portion of the property. The Bridge Road is an all-weather, government maintained road suitable for travel using highway vehicles. The Relay Creek Main all weather gravel logging road passes within 2,200 feet of the southeastern boundary of property and the Relay Creek logging road, a secondary gravel road provides access through the center of the property.

During the summer months, alternative access to Bridge River from Vancouver is via Whistler, Pemberton and then the Hurley River logging road directly to Bridge River. This reduces travel time from Vancouver by approximately two hours.

We have the absolute right to explore for minerals on our property. The only condition to retaining title is the payment of an annual fee of CAN$150.00 to renew the claims.

Plant and Equipment

We do not own a plant or any equipment. If we discover mineralized material we intend to hire independent third party contractors to mine the property. There is no source of power on the property. Power for operations will be generated from gasoline generators. There is no equipment on the property.

Geology and Mineralization

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

* * *	more extensive trenching more advanced geophysical work drift driving

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

Geological mapping confirmed that the property is underlain by three geological units. The Bridge River Complex, a sequence of rocks consisting of dark gray/brown basalt +/- limestone-chert, argillite, chert, tuffaceous sediments (medium grained white/beige quartz porphyry and quartz rose sandstones) occurs on the western edge of the property. An ultramafic unit of green-brown serpentinite occurs between Relay Creek and the eastern edge of the property. Both units have been highly folded. A unit of quartz pebble conglomerate (multiple colors - fine matrix 0.3-0.5cm dia. with local pyrite and Iron staining) has been emplaced over, and subsequently scoured away by glaciation, the two aforementioned units. This has created a horizontal banding of alternating quartz pebble conglomerate and the respective underlying unit. Within the central area of the property, oriented at 328o, is a less interrupted mass of the quartz pebble conglomerate unit. Dykes and dyke-like intrusions of dark purplish andesite intrude the western areas of the property. There is a major fault running along (parallel to) the Relay Creek valley at 328o.

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

Competitive Industry

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of mineralized material from our property. Readily available wholesale purchasers of gold and other precious metals exist in Canada and throughout the world. The largest are Handy & Harman, Englehard Industries, and Johnson Matthey, Ltd. The wholesale purchase of precious metals are affected by a number of factors beyond our control.

The factors are:

* * * *	fluctuations in the market price for gold fluctuating supplies of gold fluctuating demand for gold mining activities by others

If we find gold which is deemed of economic grade and in sufficient quantities to justify removal, we would seek additional capital through a second public offering to build a mine and plant. We would then mine the gold. After mining we would process the ore through a series of steps which produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the gold contained therein less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open markets through brokers who work for wholesales, including the major world wholesalers set forth above.

The current demand for gold exceeds the supply of gold. As such we believe we will not have any difficulty selling the gold we recover, however, please remember we haven't found any mineralized material as of today and there is no assurance we will find any mineralized material in the future.

Regulations

Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

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

1. 2. 3.	Health and Safety Archaeological Sites Exploration Access

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

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Civelli and Mosimann, our officers and directors, who were compensated for their services. Messrs. Civelli and Mosimann do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees. Messrs. Civelli and Mosimann plan to devote 10% of their time to our operations. Messrs. Civelli and Mosimann live and work full-time in Switzerland. We do not believe Messrs. Civelli and Mosimann full-time employment in Switzerland or each officer and directors limited devotion of time to our business will have any adverse affect upon us.

Risk Factors

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

We were incorporated in February 2001 and we have just started our proposed business operations, we have not realized any revenues. Our net loss since inception is $398,641. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to locate a profitable mineral property our ability to generate revenues our ability to reduce exploration costs.

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

12. Because there is no active public trading market for our common stock, you may not be able to resell your stock.

Although there is a public trading market for our common stock and you can therefore resell your shares, trading is both sparse and sporadic. If you do want to resell your shares, you may have to locate a buyer and negotiate your own sale.

ITEM 2.   DESCRIPTION OF PROPERTIES.

In February 2001, Carlo Civelli, our president and a member of the board of directors, acquired one mineral property containing six mining claims in British Columbia, Canada by arranging the staking of the same through Madman Mining Co., Inc., a corporation owned and controlled by Tom Tomczyk. The claims are recorded in Mr. Tomczyk's name for tax purposes, however, title to the claims has been conveyed to us by an unrecorded deed. To date we have performed limited work on our property. The property is located approximately 125 miles north of Vancouver, British Columbia, Canada within the Rocky Creek valley, 15 miles north from the village of Gold Bridge in southwestern British Columbia.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2003, we paid $8,552 for rent.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during 2003.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Our shares were listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. on January 16, under the symbol "RLYM." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. The table shows the high and low bids for our common stock for the first two quarters of 2003.

Quarter ended
2003	High Bid	Low Bid
March 31	5.00	1.25
June 30	5.00	1.25

At September 3, 2003, we had 52 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RLYM". On January 16, 2003, our securities began trading.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,113,934 shares of common stock outstanding as of June 30, 2003, 5,000,000 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

At September 3, 2003, there were fifty-two shareholders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have and equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Our public offering

On February 14, 2002, the Securities and Exchange Commission declared our form SB-2 Registration Statement effective (SEC file no. 333-59872), permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share.

From the commencement on February 14, 2002 of the offering shares until closing on November 1, 2002, we sold 1,113,934 shares for net proceeds of $111,393. There were no charges made by directors and no commissions paid.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $111,393.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2003, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts. From the effective date of the public offering to June 30, 2003, the total amount of direct payments to officers, directors, or owners of 10% of the total outstanding shares of our common stock totaled nil. Direct or indirect expenses payments to others was nil. Thus, the net offering proceeds to us after deducting the total expenses were $111,393.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Since inception on February 2, 2001, we have been engaged in exploration of our mineral properties. Our principal capital resource has been acquired through issuance of common stock and from shareholder loans. On February 14, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, and we raised $111,393 from our public offering.

At June 30, 2003, we had a working capital deficiency of $12,248 compared to $9,718 surplus at June 30, 2002. This change is primarily the result of ongoing general and administrative expenses and professional fees.

At June 30, 2003, our total assets were $854. Our total liabilities rose to $13,102 from ongoing professional fees.

We have not had any revenues since our inception. There may be insufficient capital to fully explore and develop our property. Our Company has no long-term debt.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

We will have to raise additional cash to remain in business. We have inadequate cash reserves to maintain offices through the next twelve months ending in June 30, 2004. Although management has restrained spending, all funds have been expended and more will be needed soon to continue. Our ability to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our Company posted losses of $63,326 for the year ending June 30, 2003. The principal components of the loss were professional expenses as well as general and administrative expenses.

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

(1) Functional currency and treatment of foreign currency translation. Due to the majority of the Company's financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although the Company's main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars. Assets monetary and liabilities denominated in Canadian Dollars are translated into US dollars at the exchange rate in effect at the balance sheet date. Income and expense items are translated at the exchange rate prevailing when the transaction occurred.

(2) Research, development and exploration expenditures. All research development and exploration expenditures incurred have been generated internally and are charged to operations.

(3) Capitalization of intangible assets. Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

The Company has no contractual commitments.

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

ITEM 7.   FINANCIAL STATEMENTS.

Relay Mines Limited
(An Exploration Stage Company)

Independent Auditors' Report

To the Stockholders
Relay Mines Limited
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Relay Mines Limited (a Nevada corporation) as of June 30, 2003, and the related statement of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Relay Mines Limited as of June 30, 2002, and the related statement of operations, cash flows and stockholders' deficit accumulated for the period from February 2, 2001 (Date of Inception) to June 30, 2002 and the year ended June 30, 2002, were audited by other auditors in their report dated July 31, 2002. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Relay Mines Limited as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not obtained profitable operations since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS
Vancouver, Canada
July 30, 2003

Relay Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	June 30,
	2003	2002
	$	$
ASSETS

Current Assets
Cash	854	9,773
Prepaid mining and exploration expenses	-	3,620

Total Assets	854	13,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	7,852	3,675
Accrued liabilities	5,250	-

Total Liabilities	13,102	3,675

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 6,113,934 and 5,715,114 shares issued and outstanding, respectively	61	58

Additional Paid-in Capital	386,332	345,617

Stock Subscriptions Receivable	-	(552)

	386,393	345,123

Deficit Accumulated During the Exploration Stage	(398,641)	(335,405)
Total Stockholders' Equity (Deficit)	(12,248)	9,718
Total Liabilities and Stockholders' Equity	854	13,393

(The Accompanying Notes are an Integral Part of these Financial Statements)

Relay Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	February 2, 2001
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2003 $	2003 $	2002 $

Revenue	-	-	-

Expenses

Consulting	282,946	10,000	-
General and administration	37,594	26,588	10,960
Mining exploration	8,938	1,984	5,000
Professional fees	53,587	12,260	28,577
Rent (Note 4)	9,905	8,552	1,353
Transfer agent and filing fees	2,797	2,797	-
Travel	2,874	1,055	1,819

	398,641	63,236	47,709

Net Loss for the Period	(398,641)	(63,236)	(47,709)

Net Loss Per Share - Basic		(0.01)	(0.01)

Weighted Average Shares Outstanding		5,990,000	5,117,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Relay Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year Ended June 30,		For the Period from February 2, 2001 (Date of Inception) to June 30,
	2003 $	2002 $	2003 $
Cash Flows From Operating Activities
Net loss	(63,236)	(47,709)	(398,641)
Adjustments to reconcile net loss to net cash used by operating activities:
Payment of expenses from issuance of stock	-	-	274,900
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,620	(3,620)	-
Increase in accounts payable and accrued liabilities	9,427	1,925	13,102
(Decrease) in due to related parties	-	(11,000)	-

Net Cash (Used In) Operating Activities	(50,189)	(60,404)	(110,639)
Cash Flows From Financing Activities
Proceeds from related party advances	-	-	100
Proceeds from sale of common stock	41,270	70,123	111,393

Net Cash Provided By Financing Activities	41,270	70,123	111,493

Increase (Decrease) in Cash	(8,919)	9,719	854

Cash - Beginning of Period	9,773	54	-

Cash - End of Period	854	9,773	854
Non-Cash Financing Activities
Stock issued in payment of consulting and other expenses	-	-	274,900
Stock issued in payment of advances	-	-	100

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Relay Mines Limited
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)

					Deficit
					Accumulated	Total
	Common Stock		Additional	Stock	During	Stockholders'
			Paid-In	Subscriptions	Exploration	Equity
	# of	Amount	Capital	Receivable	Stage	(Deficit)
	Shares	$	$	$	$	$

Balance - February 2, 2001 (Date of Inception)	-	-	-	-	-	-

Issuance of stock for services and payment of advances for $.055 per share	5,000,000	50	274,950	-	-	275,000

Net loss for period	-	-	-	-	(287,696)	(287,696)

Balance - June 30, 2001	5,000,000	50	274,950	-	(287,696)	(12,696)

Sale of common stock for cash at approximately $0.10 per share	715,114	8	70,668	(552)	-	70,123

Net loss for the year	-	-	-	-	(47,709)	(47,709)

Balance - June 30, 2002	5,715,114	58	345,617	(552)	(335,405)	9,718

Sale of common stock for cash at approximately $0.10 per share	398,820	3	40,715	-	-	40,718

Proceeds received from stock subscriptions	-	-	-	552	-	552

Net loss for the year	-	-	-	-	(63,236)	(63,236)

Balance - June 30, 2003	6,113,934	61	386,332	-	(398,641)	(12,248)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.   Exploration Stage Company

The Company was incorporated in the State of Nevada on February 2, 2001. In February 2001, the Company, through an unrelated third party, acquired 100% of the rights, title and interest in six mining claims situated in the Mugwump property, Rocky Creek Valley, in the Province of British Columbia, Canada. The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation on February 2, 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At June 30, 2003, the Company had a working capital deficit of $12,248 and an accumulated deficit of $398,641. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on February 14, 2002. The Company issued 1,113,934 shares for cash proceeds of $111,393 pursuant to this Registration Statement.

2.   Summary of Significant Accounting Principles

a)   Year End

The Company's year end is June 30.

b)   Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

c)   Use of Estimates

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

d)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)   Long-Lived Assets

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
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued)

f)   Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

g)   Exploration and Development Costs

The Company has been in the exploration stage since its formation in February 2, 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Payments related to the acquisition of the land and mineral rights are capitalized as incurred.

h)   Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

i)   Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

j)   Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $854 on June 30, 2003. At June 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

k)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued)

l)   Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

m)   Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Relay Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.   Mineral Properties

In February 2001, the Company, through an unrelated third party, acquired 100% of the rights, title and interest in six mining claims situated in the Mugwump property, Rocky Creek Valley, in the Province of British Columbia, Canada. Title to the claims has been conveyed to the Company via an unrecorded deed. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves.

4.   Related Party Transactions

The Company occupies office space provided by the Company's President. Rent expense of $8,552 and $1,353 has been charged to operations for the years ending June 30, 2003 and 2002, respectively.

5.   Common Stock

a)   During the year ended June 30, 2003, the Company issued 398,820 shares of common stock at approximately $0.10 per share for total proceeds of $41,270.

b)   During the year ended June 30, 2002, the Company issued 715,114 shares of common stock at $0.10 per share for net proceeds of $70,123 pursuant to a SB-2 Registration Statement.

6.   Income Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

The Company has net operating losses to carry forward totalling $124,000 to offset future years taxable income expiring in fiscal 2016 through 2019.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003 $	2002 $
Net Operating Losses	63,236	47,709
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	21,500	16,221
Valuation Allowance	(21,500)	(16,221)
Net Deferred Tax Asset	-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 7, 2002, the accounting firm of Williams & Webster, P.S. was dismissed by our Board of Directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Williams & Webster. Williams & Webster, P.S. were dismissed because we determined that it was in the Company's best interest to have its auditor located in Vancouver, British Columbia where our corporate headquarters are located.

The report of Williams & Webster, P.S. on our financial statements as of and for the years ended June 30, 2002 and 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about our ability to continue as a going concern.

We requested Williams & Webster to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by us in response to Item 4 of our Form 8-K filed with the SEC, and, if not, stating the respects in which Williams & Webster did not agree. The Registrant delivered a copy of its Form 8-K to Williams & Webster on October 18, 2002, via facsimile. On October 23, 2002, Williams & Webster replied and letter agreed with the statements contained therein was filed as Exhibit 16.1 to our Form 8-K/A-1 filed with the SEC on November 5, 2002.

At our board meeting on October 7, 2002, our Board of Directors engaged Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as our independent auditor for our fiscal year ending June 30, 2003. Manning Elliott accepted such appointment on October 11, 2002. Prior to their appointment, we did not consult with Manning Elliott on any matters related to accounting or the type of opinion they may issue or disagreements between the accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Carlo Civelli Seefeldstrasse 214 Postfach CH-8034 Zurich, Switzerland	54	president, principal executive officer, treasurer, principal financial officer and a member of the board of directors
Bruno Mosimann Seefeldstrasse 214 Postfach CH-8034 Zurich, Switzerland	58	secretary and a member of the board of directors

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

*	Mr. Civelli is a former director Jordex Resources Inc. (1992-2001) and also of Namibian Minerals Ltd. (1994-2002)

Bruno Mosimann has been our secretary and a member of our board of directors since inception.

*	Since April 1985, Mr. Mosimann has been President and Managing Director of Romofin AG, a firm which furnishes cash management advice to its customers and is located in Zurich, Switzerland.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carlo Civelli President	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 $ 136,473	0 0 0	0 0 0	0 0 0

Bruno Mosimann Secretary	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 $ 136,473	0 0 0	0 0 0	0 0 0

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 3, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Carlo Civelli Seefeldstrasse 214 Postfach CH-8034 Zurich, Switzerland	2,500,000	2,500,000	50.00%
Bruno Mosimann Seefeldstrasse 214 Postfach CH-8034 Switzerland	2,500,000	2,500,000	50.00%
All Officers and Directors as a Group (2 persons)	5,000,000	5,000,000	100.00%

[1]   The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our company's securities which may result in a change of our control.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed during the fourth quarter.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-59872 on May 1, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No. 3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7	Document Description Articles of Incorporation. Bylaws. Specimen Stock Certificate. Mugwump #1 Claim. Mugwump #2 Claim Mugwump #3 Claim Mugwump #4 Claim Mugwump #5 Claim Mugwump #6 Claim Warranty Deed

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $-0- Williams & Webster, P.S.
2002 - $7,160.00 Williams & Webster, P.S.
2003 - $1,925.00 Manning Elliott
2002 - $1,200.00 Manning Elliott

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.
2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.
2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.
2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2003.

RELAY MINES LIMITED (Registrant)
BY: /s/ Carlo Civelli Carlo Civelli, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Carlo Civelli Carlo Civelli	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	09/12/2003
/s/ Bruno Mosimann Bruno Mosimann	Secretary and a member of the Board of Directors	09/12/2003