Form 10QSB
period 2003-09-30
RELAY MINES LTD
filed 2003-11-14
CIK 1138608

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                    Commission File Number:  333-59872



                           RELAY MINES LIMITED


   -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                     Nevada                            88-0488851

           -------------------------------       ----------------------
           (State or other jurisdiction of       (IRS Employer
           incorporation or organization)        Identification Number)


                    1040 West Georgia Street, suite 1160
	               Vancouver, BC Canada V6E 4H1
                -------------------------------------------
                  (Address of principal executive offices)

               Issuer's telephone number:  604-605-0885



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes [X]  No [ ]

As of November 12, 2003 the Company had 6,113,934 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.



PART I.   FINANCIAL INFORMATION




Relay Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


						September 30,2003		June 30,2003
						$				$
						(unaudited)			(audited)

ASSETS

Current Assets

Cash							   719			   854
Prepaid mining and exploration expenses

Total Assets						   719			   854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable					 7,852			 7,852
Accrued liabilities					 5,850			 5,250

Total Liabilities					13,702			13,102

Contingency (Note 1)


Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized
with a par value of $0.00001; 6,113,934 and
5,715,114 shares issued and outstanding,
 respectively						     61			    61

Additional Paid-in Capital				386,332		       386,332

Stock Subscriptions Receivable

							386,393		       386,393

Deficit Accumulated During the Exploration Stage       (399,376)	      (398,641)

Total Stockholders' Equity (Deficit)		        (12,983)	       (12,248)

Total Liabilities and Stockholders' Equity		    719		            854




Relay Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


					Accumulated from
					February 2, 2001
					(Date of Inception)	Three Months
                                                                Ended
					to September 30,	September 30,
					2003			2003	  2002
					$			$	  $
Revenue


Expenses

Consulting				282,946
General and administration		 37,729			135  	   5,807
Mining exploration			  8,938			 	   3,620
Professional fees			 54,187			600	   5,035
Rent (Note 4)				  9,905			 	   4,011
Transfer agent and filing fees		  2,797
Travel					  2,874			-

					399,376			735	  18,473

Net Loss for the Period			(399,376)	       (735)	 (18,473)


Net Loss Per Share Basic


Weighted Average Shares Outstanding			   6,113,934    5,715,114


(Diluted loss per share has not been presented as the result is anti-dilutive)



Relay Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)




							Three Months Ended
							September 30,
							2003		2002
							  $		  $
Cash Flows From Operating Activities

Net loss						(735)		(18,473)

Adjustments to reconcile net loss to net cash used by operating activities:

Payment of expenses from issuance of stock

Change in operating assets and liabilities

(Increase) decrease in deposits				 		3,620
Increase in accounts payable and
accrued liabilities					600		8,399
(Decrease) in due to related parties

Net Cash (Used In) Operating Activities			(135)		(6,454)

Cash Flows From Financing Activities

Proceeds from sale of common stock			 		10,701

Net Cash Provided By Financing Activities		 		10,701

Increase (Decrease) in Cash				(135)		 4,247

Cash   Beginning of Period				 854		 9,773

Cash   End of Period	 				 719		14,020

Non-Cash Financing Activities

Stock issued in payment of
consulting and other expenses
Stock issued in payment of advances

Supplemental Disclosures

Interest paid
Income taxes paid




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

At September 30, 2003, the Company had a working capital deficit of $12,983. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $24,983 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on February 14, 2002. The Company issued 1,113,934 shares for cash proceeds of $111,393 pursuant to this Registration Statement; the offering closed on November 1, 2002.


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

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.


2.	Summary of Significant Accounting Principles (continued)

e)	Long-Lived Assets

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

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $719 on September 30, 2003. This account is not insured.

k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation   Transition and Disclosure", which amends SFAS No. 123 to
provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

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

n) Interim Financial Statements

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

a) The Company occupies office space provided by Callinan Mines Limited. Monthly rental is determined by usage. The Company expects that the office rental arrangement will continue for at least the next year.

b)	The amount owing to Callinan is non-interest bearing, unsecured and due on demand.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 involve known and unknown risks,uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Overview:

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

Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop mineral properties and to maintain the corporate entity. Planned principal activities have not yet begun.

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

PLAN OF OPERATION

In the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment, due to the present shortage of working capital. We also have no plan for research and development for any property or product other than our mineral claims. See above for development information on the Mugwump claims.

At September 30, 2003, the Company had a working capital deficit of $12,983. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $24,983 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The ability of the Company to continue to grow and expand its business is highly dependent upon the ability of the Company to continue to raise external financing, from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue to expand its business and operations, or to implement its business plan as now contemplated by the Company.


RELIANCE ON KEY MANAGEMENT

The success of the Company is highly dependent upon the continued services of Hugh Grenfal, its President, Treasurer, Principal Accounting Officer, who is the primary person responsible for building the Company's business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.




ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   RELAY MINES LIMITED.
                                                   ---------------
                                                     (Registrant)


                                                   /s/
Date:  November 14, 2003                      By:  _________________________
                                                 Carlo Civelli
 						 Carlo Civelli, President, Treasurer,
						 Principal Accounting Officer and a
 						 member of the Board Of Directors




                            INDEX TO EXHIBITS


Exhibit
Number     Description of Document
------     -----------------------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002