Form 10QSB
period 2003-12-31
RELAY MINES LTD
filed 2004-02-11
CIK 1138608

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED DECEMBER 31, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-59872

RELAY MINES LIMITED

(Exact name of small business issuer as specified in its charter)

State or other jurisdiction of incorporation or organization-     Nevada

IRS Employer Identification Number-     88-0488851

1040 West Georgia Street, suite 1160

Vancouver, BC Canada V6E 4H1

(Address of principal executive offices)

Issuer's telephone number: 604-605-0885

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of February 10, 2004, the Company had 36,683,604 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.

PART I. FINANCIAL INFORMATION

Relay Mines Limited

(An Exploration Stage Company)

December 31, 2003

Relay Mines Limited

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2003 $ (unaudited)	June 30, 2003 $ (audited)

ASSETS

Current Assets

Cash	804	854

Total Assets	804	854

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accrued liabilities	1,750	5,250
Advances from related parties (Note 4)	14,080	7,852

Total Liabilities	15,830	13,102

Contingency (Note 1)

Stockholders' Deficit

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 36,683,604 shares issued and outstanding (Note 5)	367	367

Additional Paid-in Capital	386,026	386,026

Deficit Accumulated During the Exploration Stage	(401,419)	(398,641)

Total Stockholders' Deficit	(15,026)	(12,248)

Total Liabilities and Stockholders' Deficit	804	854

Relay Mines Limited

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from
	February 2, 2001
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Consulting	282,946	-	10,000	-	10,000
General and administration	37,644	(85)	15,293	50	21,100
Mining exploration	8,938	-	(136)	-	3,484
Professional fees	56,315	2,128	3,000	2,728	8,035
Rent (Note 4(a))	9,905	-	3,631	-	7,642
Transfer agent and regulatory fees	2,797	-	2,547	-	2,547
Travel	2,874	-	1,055	-	1,055

Total Expenses	401,419	2,043	35,390	2,778	53,863

Net Loss for the Period	(401,419)	(2,043)	(35,390)	(2,778)	(53,863)

Net Loss Per Share - Basic and Diluted		-	(0.01)	-	(0.01)

Weighted Average Shares Outstanding		36,684,000	33,342,000	36,684,000	31,668,000

Relay Mines Limited

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Six Months Ended
	December 31,
	2003 $	2002 $

Cash Flows To Operating Activities

Net loss for the period	(2,778)	(53,863)

Changes in operating assets and liabilities

Prepaid expenses	-	3,620
Accounts payable	-	(2,174)
Accrued liabilities	(3,500)	600
Advances from related parties	6,228	6,941

Net Cash Used In Operating Activities	(50)	(44,876)

Cash Flows To Investing Activities	-	-

Cash Flows From Financing Activities

Sale of common stock	-	41,270

Net Cash Provided By Financing Activities	-	41,270

Net Decrease in Cash	(50)	(3,606)

Cash - Beginning of Period	854	9,773

Cash - End of Period	804	6,167

Non-Cash Financing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

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

The Company has been in the exploration stage since its formation on February 2, 2001 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activities is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2003, the Company had a working capital deficit of $15,026. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,026 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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

j)         Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003 and 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)       Interim Financial Statements

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

l)         Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Principles (continued)

m)     Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

 4. Related Party Transactions

a)       The Company occupies office space provided by a company whose Vice President is the President of the Company. Monthly rental is determined by usage. At December 31, 2003, the Company was indebted to this company for $7,852, which is non-interest bearing, unsecured and due on demand. Due to the minimal operations of the Company, no rent has been charged for the six months ended December 31, 2003 (2002 - $7,642).

b)       b) The President of the Company is owed $6,228 at December 31, 2003 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

 5. Subsequent Event

On February 4, 2004, the Company issued five additional common shares for each one common share outstanding effective as of the record date of February 2, 2004. All per share amounts have been retroactively adjusted to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The ability of the Company to emerge from the exploration stage with respect to any planned principal business activities is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

At December 31, 2003, the Company had a working capital deficit of $15,026. A minimum of $3,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $27,026 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.

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

RELIANCE ON KEY MANAGEMENT

The success of the Company is highly dependent upon the continued services of Carlo Civelli, its President, Treasurer, and Principal Accounting Officer, who is the primary person responsible for building the Company's business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

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

Date: February 10, 2004

/s/ Carlo Civelli

By: _________________________

Carlo Civelli, President, Treasurer,

Principal Accounting Officer and a

member of the Board Of Directors

INDEX TO EXHIBITS

Exhibit

Number Description of Document

------ -----------------------

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002