Form 10QSB
period 2004-03-31
RELAY MINES LTD
filed 2004-05-17
CIK 1138608

QUARTERLY REPORT ON FORM 10QSB FOR THE QUARTER ENDED MARCH 31, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended MARCH 31, 2004


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

Yes [X]  No [ ]

As of April 23rd, 2004 the Company had 36,683,604 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.


PART I.   FINANCIAL INFORMATION


Relay Mines Limited
(An Exploration Stage Company)

March 31, 2004


Index

Balance Sheets                                                         F-1

Statements of Operations                                               F-2

Statements of Cash Flows                                               F-3

Notes to the Financial Statements                                      F-4




Relay Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                         March 31,     June 30,
                                           2004         2003
                                             $            $
                                        (unaudited)    (audited)

                    ASSETS

Current Assets

   Cash                                         43         854
______________________________________________________________

Total Assets                                    43         854
==============================================================


       LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
  Accounts payable                             549           -
  Accrued liabilities                        1,250       5,250
  Due to related party(Note 4)              15,605       7,852
______________________________________________________________

Total Liabilities                           17,404      13,102
______________________________________________________________


Contingency (Note 1)

Stockholders' Deficit

Common Stock,100,000,000 shares authorized
with a par value of $0.00001;
36,683,604 shares issued and outstanding
(Note 5)                                       367         367

Additional Paid-in Capital                 386,026     386,026

Deficit Accumulated During the
Exploration Stage                         (402,754)   (398,641)
______________________________________________________________

Total Stockholders' Deficit                (17,361)    (12,248)
______________________________________________________________

Total Liabilities and Stockholders'
Deficit                                         43         854
==============================================================





Relay Mines Limited
(An Exploration Stage Company)
Statement of Operations
(expressed in U.S. dollars)
(unaudited)


               Accumulated from
               February 2, 2001
              (Date of Inception)  Three Months      Nine Months
                 to March 31,     Ended March 31, Ended March 31
                   2004            2004     2003    2004    2003
                    $              $        $       $       $

Revenue                    -          -       -       -       -
________________________________________________________________

Expenses

 Consulting          284,946           -       -       -  10,000
 General and
   administration     37,910         316   5,471     316  26,571
 Mining
 Exploration           9,432         494       -     494   3,484
 Professional fees    57,340       1,025     625   3,753   8,660
 Rent(Note4(a))        9,905           -     911       -   8,553
 Transfer agent and
 regulatory fees       3,347         550       -     550   2,547
 Travel                2,874           -       -       -   1,055
________________________________________________________________
Total Expenses       403,754       2,335   7,007   5,113  60,870
________________________________________________________________

Net Loss for
The Period          (403,754)     (2,335) (7,007) (5,113)(60,870)
=================================================================

Net Loss Per Share-
Basic and Diluted                      -       -       -       -
=================================================================


Weighted Average
Shares Outstanding
Thousands (,000)                  36,684  30,174  36,684  30,060
=================================================================










Relay Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                        Nine Months Ended
                                            March 31,
                                        2004           2003
                                       $             $

Cash Flows to Operating Activities

  Net loss for the period              (5,113)      (60,870)

  Changes in operating assets and
  liabilities

    Prepaid expenses                        -         3,620
    Accounts payable                      549         2,150
    Accrued liabilities                (4,000)        1,200
    Due to related parties              7,753         7,852

___________________________________________________________

Net Cash Used In Operating activities    (811)      (50,348)
___________________________________________________________

Cash Flows To Investing Activities          -             -
___________________________________________________________

Cash Flows From Financing Activities

  Sale of common stock                      -        41,270
___________________________________________________________

Net Cash Provided By Financing Activities   -        41,270
___________________________________________________________

Net Decrease in Cash                     (811)       (9,078)

Cash-Beginning of Period                  854         9,773
___________________________________________________________

Cash-End of Period                         43           695
===========================================================

Non-Cash Financing Activities               -             -
===========================================================


Supplemental Disclosures

  Interest paid                             -             -
  Income taxes paid                         -             -
===========================================================

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

At March 31, 2004, the Company had a working capital deficit of $17,361. A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,361 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares.


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

i) Financial Instruments
The carrying value of cash, accounts payable, accrued liabilities, and and sums owed to a related party approximate fair value due to the relatively short maturity of these instruments.

j) Comprehensive Loss
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

a)	The Company occupies office space provided by a company whose former Vice-President and director is the President of the Company. Monthly rental is determined by usage. Due to the minimal operations of the Company, no rent has been charged for the nine months ended March 31, 2004 (2003 - $8,553).

b)	The President of the Company is owed $15,605 at March 31,2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

5.	Common Stock
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

The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

At March 31, 2004, the Company had a working capital deficit of $17,361. A minimum of $2,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $25,361 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

RELIANCE ON KEY MANAGEMENT

The success of the Company is highly dependent upon the continued services of Carlo Civelli, its President, Treasurer, Principal Accounting Officer, who is the primary person responsible for building the Company's business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.


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

Date:  May 14, 2004

                   /s/

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