Form 10KSB
period 2004-06-30
XLR MEDICAL CORP.
filed 2004-10-29
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2004

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Name of small business issuer in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3400 Park Place, 666 Burrard Street
Vancouver, British Columbia	V6C 3P6
(Address of principal executive offices)	(Zip Code)

(604) 676-5247
 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.00001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the fiscal year ended June 30, 2004 were: Nil.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of October 11, 2004 was $8,450,049.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 12, 2004, the Issuer had 25,359,875 Shares of Common Stock outstanding.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate”, "believe”, "estimate”, "should”, "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we”, "us”, "our”, “the Company” and “XLR” mean XLR Medical Corp., unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

ITEM 1.     DESCRIPTION OF BUSINESS.

Corporate Organization and History

We were incorporated on February 2, 2001 under the laws of the State of Nevada. Until September 13, 2004, our business was focused on the acquisition, exploration and development of mineral properties. Following a recent review of our business, our Board of Directors determined that it was in the Company’s best interests to discontinue our mineral exploration business and to change the focus of our operations to the pursuit of opportunities in the biotechnology field.

Effective on September 13, 2004, we have abandoned our mineral exploration business to focus on the business opportunities presented by our acquisition of TSI Medical Corp. and by the unique technology for use in the treatment of cancer currently being developed by Exelar Medical Corporation (“EMC”). EMC is a joint venture company established by TSI and Exelar Corporation (“Exelar”), the original developers of the technology.

Acquisition of TSI Medical Corp.

Effective on September 13, 2004, we acquired all of the outstanding shares of TSI Medical Corp. (“TSI”). The acquisition of TSI was effected pursuant to an Agreement and Plan of Merger (the “First Merger Agreement”) between us, Carlo Civelli, Bruno Mosimann, TSI Medical Corp. (“TSI”), and our wholly owned subsidiary incorporated specifically for the purpose of acquiring TSI, TSI Med Acquisition Corp. (“Acquisition Sub”). Pursuant to the First Merger Agreement, TSI merged with and into Acquisition Sub (the “First Merger”), with Acquisition Sub continuing as the surviving corporation and as our wholly-owned subsidiary. On September 15, 2004, we completed a “short form” merger (the “Second Merger”) with Acquisition Sub under the laws of Nevada and changed our name to XLR Medical Corp. Effective on September 15, 2004, the symbol under which we trade on the OTC Bulletin Board was changed to “XLRC”.

In order to effect the acquisition of TSI, we issued the following securities to the former security holders of TSI:

(a)	9,492,667 shares of our common stock (the “Company Shares”) were issued in exchange for 9,492,667 shares of TSI’s common stock (the “TSI Shares”);

(b)
Options to purchase an aggregate of 1,450,000 Company Shares at $0.50 per share expiring on May 31, 2009 (the “Company Options”) were issued in exchange for options to purchase a total of 1,450,000 TSI Shares at the same price and with the same expiration date (the “TSI Options”); and

(c)
54,367 warrants entitling the holder to purchase one Company Share at $0.75 per share, expiring on October 1, 2006 (the “Company Warrants”), were issued in exchange for 54,367 warrants to purchase one TSI Share at the same price and with the same expiration date (the “TSI Warrants”).

Concurrent with the First Merger, Mr. Civelli and Mr. Mosimann each surrendered 30,000,000 Company Shares (60,000,000 Company Shares in total) for cancellation without the payment of any consideration and Mr. Civelli and Mr. Mosimann resigned as directors and officers of the Company and new directors and officers were appointed. See Item 9 “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act”.

As TSI’s successor, we have assumed all of TSI’s liabilities and obligations, including TSI’s obligations with respect to a finder’s fee payable to Imaging Technology Ventures, Inc. (“ITV”) for introducing TSI to the business opportunities presented by the EMC Technology. In satisfaction of the finder’s fee, we will issue 300,000 Company Shares to ITV. We have also assumed TSI’s obligations with respect to a private placement of securities completed by TSI shortly before the First Merger (the “TSI Private Placement”). Under the TSI Private Placement, TSI offered for sale 500,000 units at $0.35 per unit, with each consisting of one TSI Share and one share purchase warrant entitling the holder to acquire one additional TSI Share at a price of $0.35 per share. As of October 15, 2004, we have received subscription funds for a total of 440,005 units in connection with the TSI Private Placement. As such, we will issue to subscribers 440,005 units consisting of one Company Share and one share purchase warrant entitling the holder to acquire one additional Company Share at a price of $0.35 per share. See Item 5. “Market for Common Equity and Related Stockholder Matters”.

We have also assumed TSI’s liabilities with respect to a loan agreement dated March 8, 2004 (the “CFW Loan”), pursuant to which TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from The Charles F. White Corporation (“CFW”). The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000. As security for the guarantee, TSI pledged 826,420 shares in the common stock of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detection of breast cancer. We have received notice from CFW that the loan is in default. CFW has demanded payment of the total indebtedness outstanding as at July 2, 2004, being $602,121.24, plus interest accrued from that date. We are currently in negotiations with the Lender to extend the term of the loan, however there is no assurance that these negotiations will be successful.

TSI Medical Corp.

TSI was incorporated in the State of Nevada under the name Purcell Ventures Inc. on December 21, 2000 for the purpose of pursuing business opportunities presented by emerging technologies.

On March 22, 2004, TSI entered into a Technology Acquisition and Funding Agreement (the “Funding Agreement”) with EMC and Exelar, pursuant to which Exelar transferred the EMC Technology to EMC and TSI agreed to provide EMC with periodic equity financing.

The EMC Technology

EMC is currently developing a unique technology for use in the treatment of cancerous tumors (the “EMC Technology”). The EMC Technology utilizes small super-conducting magnets to control therapeutic radiation doses delivered by photon linear accelerators. Accelerators generate therapeutic beams of X-rays (technically called high energy photon beams). Photons are packets of energy that travel though space at the speed of light. An accelerator is to a radiation therapy beam what a flashlight is to a beam of visible light. However, each photon in a flashlight beam carries only about 1/10,000,000th of the energy of a single photon in an accelerator beam. It is this huge scale-up in photon energy that allows an accelerator beam to penetrate into the body to destroy cancer cells within it. The photons from an accelerator are so energetic that when one collides with an electron in a DNA molecule (or any other chemical) in the body, the electron is ejected with great speed and the molecule is disrupted. The recoiling electron travels onward, predominantly in the same direction as the incoming photon. The recoiling electron can penetrate through downstream tissue for some centimeters and on its way destroy many additional molecules. If the molecules are part of the cancer, this contributes to curative effects. If, however, the recoiling electrons travel into healthy tissue belonging to important organs, this can lead to immediately deleterious side-effects and/or significant long-term consequences to the patient.

The EMC Technology is based upon a unique realization that, by applying a locally intense magnetic field to the exterior of the patient's body in the near vicinity of where the photon beam passes through the cancer, one can locally trap significant numbers of the recoiling electrons. The magnetic field causes the recoiling electrons to spiral within the tumor region rather than traveling more or less straight ahead beyond the tumor and into healthy tissue. This patented concept can therefore potentially increase the dosage to a tumor while reducing the exposure of nearby healthy tissue. The magnetic field can also be utilized to simplify alignment of the beam with the tumor and enhance the targeting of moving tumors like those in the lung that shift during respiration.

A prototype device incorporating the EMC Technology (the “Device”) has been developed by Exelar. The Device employs a single, super-conducting magnet slightly larger than the size of a hockey puck. It operates at near absolute 0° (Kelvin). It is cooled by a commercial low temperature refrigerator (cryo-cooler) and is insulated by an evacuated metal case (thermos bottle). Physically, the Device is the size of a beer keg, with the magnet enclosure the size of a stein. Two pizza box sized units hold the evacuation pump and power source. The unit is attached to a gantry, is easily maneuverable and operates as an add-on device in conjunction with a photon accelerator.

Testing of the Device has been done on “phantom” synthetic tissue. Precision dose data is collected in three dimensions inside the phantom. The results of the testing show these effects:

1.	The creation of a “hot spot” of radiation inside the body along the beam with the magnetic field as compared to the beam without the magnetic field.

2.	A significant reduction in the radiation dose “downstream” beyond the hotspot.

3.	An indication that the recoiling elections congregate in higher density tissue (such as tumors).

The data from phantom testing indicates 25% to 40% dose enhancement.

The prototype is currently running in a clinical environment on a Varion 2100 C accelerator at Rush-Presbyterian-St. Luke’s Medical Centre in Chicago.

Patent Protection

The EMC Technology is currently protected by the following patents owned by EMC and registered under the following patent numbers:

1.	U.S. Provisional Patent No. 60/506,792
2.	U.S. Provisional Patent No. 60/472,080
3.	U.S. Patent No. 5,974,112
4.	European Patent App. No. 98960301.4

Technology Acquisition and Funding Agreement

Pursuant to the Funding Agreement with Exelar and EMC, we have the right to acquire up to a 51% interest in EMC by providing funding to EMC as follows:

Funding Date	Amount to be Paid	Number of Shares of EMC to be Acquired	Cumulative % Ownership of EMC
March 25, 2004	$325,000 (already paid)	162,500	6.7%
June 23, 2004	$575,000 (already paid)	287,500	16.5%
September 21, 2004	$1,550,000(1)	775,000	35.0%
December 20, 2004	$1,000,000	500,000	43.1%
March 20, 2005	$1,300,000	650,000	51.0%
Total	$4,750,000	2,375,000	51.0%

(1)
As of the date of filing this Annual Report, we have not provided EMC with the $1,550,000 financing payment required to be paid by September 21, 2004. Exelar has agreed not to exercise its default rights in exchange for our agreement to shorten the period during which we may cure a default under the Funding Agreement from 20 days after receipt of notice of default to 3 days after receipt of such notice. We are currently in the process of seeking financing sufficient to enable us to make the September 21, 2004 payment to EMC, however there is no assurance that we will be able to acquire sufficient financing to make this payment or any future payment under the Funding Agreement. See Item 5. “Market for Common Equity and Related Stockholder Matters” and Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

Under the terms of the Funding Agreement, we will receive one share of EMC for each $2.00 of funding provided until a total of $4,750,000 in funding is provided. If we default on any of our funding obligations, Exelar may, at its option, convert our shares of EMC into non-voting shares, remove all of our nominees to EMC’s board of directors and reduce our percentage interest in EMC such that the effective price of the EMC shares will be increased to:

(a)	$3.00 per share if we default on any of the financing payments to be made on or before September 21, 2004; and

(b)	$2.50 per share if we default on any of the financing payments to be made after September 21, 2004.

If we complete our funding obligations and the board of the directors of EMC determines that additional funding is required to complete the development and commercialization of the EMC Technology, we will have the option of increasing our percentage ownership in EMC to 60% by providing an additional $1,500,000 in financing.

Also under the Funding Agreement, Exelar will have the option to convert its shares of EMC into that number of Company Shares equal to 49% of the Company Shares then outstanding at the time of conversion. Exelar’s option to convert cannot be exercised until the earliest of the following events has occurred:

(a)	completion of our funding obligations to EMC;

(b)	default by us of any of our funding obligations to EMC;

(c)	March 1, 2005; or

(d)	an initial public offering of our stock.

Currently TSI has provided $900,000 in financing under the Funding Agreement. As a result we own approximately 16.5% of EMC, with Exelar owning the remaining 83.5%.

COMPETITION

See “Risk Factors” under Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

GOVERNMENT REGULATIONS AND ENVIRONMENT

See “Risk Factors” under Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

RESEARCH AND DEVELOPMENT

See “Risk Factors” under Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers and directors.

The following persons are the key employees and consultants of EMC:

Leonard Reiffel, Ph.D

Dr. Len Reiffel is the Chairman and a director of EMC. Exelar was founded by Dr. Reiffel and he is the Chairman and Chief Technical Officer of Exelar.

Dr. Reiffel has founded several high-tech companies. He currently heads two Chicago-based start-ups: EMC and Luxelar Corporation. His previous entrepreneurial activities included founding the Chicago based Interand Corporation. That company's technology was ultimately bought by LG Electronics of Korea and presently provides key functionality for image handling on the Internet. During his time as CEO of Interand, Dr. Reiffel successfully led an effort to win the first major video terminal equipment procurement contract ever awarded competitively to an American firm by the giant NTT Corporation of Japan. Dr. Reiffel is the inventor of several interactive graphics communications systems, including the well-known Telestrator (also sometimes called the TV Chalkboard) which today is used by broadcasters and television producers around the world.

Dr. Reiffel is a widely-recognized scientist, educator and technical administrator as well as an inventor and entrepreneur. He has served as a consultant to numerous high-tech companies in the U.S. and abroad as well as the U.S. Department of Defense, the U.S. Department of Energy and NASA. As Deputy Director of NASA's Apollo Program Office from 1965 to 1969, Dr. Reiffel was the NASA Headquarters executive responsible for all manned lunar experiments and support equipment. While at NASA, he was also responsible for overseeing the lunar landing-site selection process, scientific aspects of in-flight and lunar surface astronaut activities and matters of astronaut safety, including solar-flare hazards, bio-contamination and lunar surface reactivity. Dr. Reiffel also served for several years as the Technical Director of the Interagency Manned Space Flight Experiments Board. In a then unprecedented arrangement with NASA, Dr. Reiffel also acted as a science consultant and on-air commentator for the CBS Network.

Prior to joining NASA, Dr. Reiffel was Group Vice President of the IIT Research Institute where he was a member of the Management Committee in addition to supervising a wide range of technical projects. He headed the Institute's activities in physics, fluid dynamics, space science and geophysics while directing a staff of several hundred research scientists, engineers and support staff.

Dr. Reiffel has also worked extensively with the Walt Disney organization in conceptualizing and implementing electronic entertainment systems at Disney World's EPCOT Center, including the “ImageWorks” attraction at the $75 million Kodak Pavilion.

Earlier in his career, Dr. Reiffel led a successful effort to create the world's first industrial nuclear reactor at the Armour Research Foundation in Chicago. For many years, he was a member of the U.S. Atomic Energy Commission's Advisory Committee on Isotopes and Radiation. He was also in charge of major multi-year projects sponsored by the United States Air Force and other agencies concerned with nuclear weapons testing and effects. Dr. Reiffel was also the Senior Consultant to the Republic of Korea regarding the establishment of that country's nuclear energy research facilities and programs. In 1990, at the invitation of the governments of Belarus and Ukraine, Dr. Reiffel spent about a month evaluating the post-Chernobyl situation in those countries.

Dr. Reiffel began his professional career at the Institute for Nuclear Studies, University of Chicago, where he worked in association with Professors H. L. Anderson and Enrico Fermi on the design of the 450 inch cyclotron which was constructed there. A Fellow of the American Physical Society and a member of numerous other professional organizations, Dr. Reiffel has received a Distinguished Alumni Award from his alma mater, the Illinois Institute of Technology. Dr. Reiffel has received a variety of technical and entrepreneurial awards from various other organizations, including four IR-100 Awards granted by Industrial Research Magazine to developers of the top 100 technical products of each year. He was inducted into the IIT Hall of Fame in 1984 and is currently a member of IIT’s Board of Overseers.

Dr. Reiffel has published many scientific papers in the fields of nuclear physics, fiber optics, electronics, video systems and space sciences and is the holder of approximately 50 patents.

William B. Houston

William B. Houston is the President and a director of EMC. Mr. Houston is also the President of Exelar.

Prior to joining Exelar, Mr. Houston founded Elsworth & Associates to invest in middle-market manufacturing businesses and technology start-ups. One early stage investment, Lange Medical Products Inc., was formed to bring to market Multidex, a treatment for pressure sores. The company's products are now used in hospitals like the Mayo Clinic, the University of Chicago Hospitals and the University Clinic in Cleveland, Ohio.

Prior to founding Elsworth & Associates, Mr. Houston was a Partner at LaSalle Capital Group, an investment management group that focuses on manufacturing and distribution businesses with revenues between $3 million and $40 million.

A cum laude graduate of Amherst College, Mr. Houston was a Sloan Scholar at the Stanford School of Business. In the early eighties, he co-authored a book published by E.P. Dutton. The book described fellowships and internships providing professional experience before graduate school. He serves as Trustee for the Chicago School of Professional Psychology and is a volunteer for projects like Habitat for Humanity and “Discovery”, a mentor program for sixth graders on the southwest side of Chicago.

Robert J. Morton, Jr., M.S.

Robert J. Morton, Jr., M.S. is EMC's senior consultant on regulatory and quality assurance matters. A board-certified medical physicist with nearly 30 years of relevant experience, Mr. Morton is the President of Quality and Regulatory Services, Inc. (“QRS”). Mr. Morton provides EMC with guidance concerning 510K device clearance and other U.S. Food and Drug Administration (“FDA”) requirements and brings with him a wealth of medical device commercialization experience.

Prior to founding QRS in 1994, Mr. Morton was the Director of Quality Systems and Regulatory Affairs for the Oncology Care Systems division of Siemens Medical Solutions. He was responsible for advising senior executives on compliance with FDA regulations for all medical devices and devices producing electronic product radiation.

From February 1985 to February 1989, Mr. Morton was a Program Director and Project Officer for the Radiotherapy Development Branch of the Radiation Research Program at the National Cancer Institute’s Division of Cancer Treatment in Bethesda, Maryland.

From September 1978 to May 1983, Mr. Morton was head of the Radiation Therapy Branch of the Office of Training and Assistance at the Center for Devices and Radiological Health. Mr. Morton was the FDA’s acting Deputy Director of the Division of Professional Practices at the Office of Training and Assistance before joining the National Cancer Institute in 1985.

Roger W. Wheatley

Roger W. Wheatley is a consultant to EMC. Mr. Wheatley has over 25 years of experience in product development and marketing.

Mr. Wheatley has acted as a development manager, consultant, director and/or officer assisting with the research and development of superconducting magnet systems for numerous companies. Prior to his involvement with EMC, Mr. Wheatley was Manager of the Magnet Division at American Magnetics Corp. in Oak Ridge, TN. From 1997 to 1999, Mr. Wheatley was a consultant in the fields of superconductivity and magnet systems for Superconductivity Associates in New York. From 1996 to 1999, Mr. Wheatley was a non-executive director of Infrared Components Corp., a manufacturer of cryo-cooled infrared cameras and electronics. Between 1992 and 1997, Mr. Wheatley was the Manager of High Field Magnet Programs at Intermagnetic General Corp., a manufacturer of superconducting products. Between 1990 and 1992, Mr. Wheatley was a partner in the consulting firm, Technology International.

From 1982 to 1990, Mr. Wheatley was the President and CEO of Otsuka Electronics Inc. While with Otsuka Electronics, Mr. Wheatley helped the company to identify new magnetic resonance products and technologies, apply for grants from the National Institutes of Health and develop, prepare and submit pre-market approval applications to the FDA. Mr. Wheatley also assembled a research and development team, completed development of Otsuka Electronics magnetic resonance products and placed the first of these products in the U.S., European and Japanese marketplaces.

From 1976 to 1982, Mr. Wheatley was the President and CEO of Oxford Instruments Inc., a manufacturer of scientific and medical instruments. While at Oxford Instruments, Mr. Wheatley set up local distribution in the U.S. and Canada for a range of products, including NMR magnets, MRI magnets and ambulatory medical monitoring instruments. While with Oxford Instruments, Mr. Wheatley was also responsible for the design of the world’s first 500 MHz magnet using a filamentary Nb3Sn superconductor and various magnetic and cryomagnetic systems incorporating the 500 MHz magnet. Mr. Wheatley also worked on the design of magnetic and cryogenic systems for proton synchrotrons.

Mr. Wheatley is a Member of the Institution of Mechanical Engineers PE 296190, a Member of the European Federation of National Engineering Associations, a Member of the Society of Magnetic Resonance in Medicine and a consultant to the National Institutes of Health for the review of grants through peer review Special Study Sections.

Mr. Wheatley has a B.Sc. in Mechanical Engineering from the Oxford Institute of Technology and has completed pre-and post graduate studies in electrical engineering, accounting marketing and business administration.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our corporate headquarters is located at Suite 3400 Park Place, 666 Burrard Street, Vancouver, B.C., Canada. We are currently operating under a month to month lease and do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Mineral Claims

Prior to September 13, 2004, we were primarily engaged in the business of acquiring, exploring and developing mineral properties. In February, 2001, we acquired a 100% interest in six mineral claims located in the Lillooet Mining Division in the Province of British Columbia, Canada. In order to maintain title to these mineral claims, we are required to pay an annual fee with the Ministry of Sustainable Resource Management for the Province of British Columbia. Effective on September 13, 2004, our Board of Directors has determined that it is in our best interests to abandon our mineral exploration business in order to focus our resources on the business opportunities presented by the EMC Technology. As a result, we intend to let our title to these mineral claims expire.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended June 30, 2004.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board (the “OTCBB”) under the symbol “XLRC”. Our shares traded on the OTCBB under the stock symbol RLYM from January 16, 2003 to September 15, 2004. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter ended Sept. 30, 2002	N/A	N/A
2nd Quarter ended Dec. 31, 2002	N/A	N/A
3rd Quarter ended Mar. 31, 2003	N/A	N/A
4th Quarter ended Jun. 30, 2003	N/A	N/A
1st Quarter ended Sept. 30, 2003	N/A	N/A
2nd Quarter ended Dec. 31, 2003	0.13	0.12
3rd Quarter ended Mar. 31, 2004	0.59	0.05
4th Quarter ended Jun. 30, 2004	0.65	0.28

The above quotations have been adjusted to reflect our 2-for-1 stock split on July 22, 2004 and 6-for-1 stock split on February 5, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations for our fiscal quarters ending September 30, 2002 through September 30, 2003 were unavailable from the OTCBB.

Holders of Common Stock

As of October 12, 2004, there were 161 registered holders of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

On September 13, 2004, pursuant to the First Merger Agreement, we issued the following securities to the former security holders of TSI:

(a)	9,492,667 Company Shares in exchange for 9,492,667 TSI Shares, being all of the issued and outstanding shares of TSI;

(b)
Company Options to purchase an aggregate of 1,450,000 Company Shares at a price of $0.50 per share, expiring on May 31, 2009, in exchange for TSI Options to acquire an equal number of TSI Shares at the same exercise price and with the same expiry date; and

(c)	54,367 Company Warrants entitling the holder to purchase one Company Share for each Company Warrant held, at a price of $0.75 per share, expiring on October 1, 2006, in exchange for 54,367 TSI

Warrants to acquire an equal number of TSI Shares at the same exercise price and with the same expiry date.

The Company Options and Company Warrants were issued with the same terms and conditions as the TSI Options and TSI Warrants.

We issued these Company Shares, Company Options and Company Warrants in connection with the First Merger pursuant to the exemptions to registration contained in Regulation D and Regulation S of the Securities Act on the basis that each of the former security holders of TSI has provided representations that they are either “Accredited Investors” as defined in Regulation D or that they are not “U.S. persons” as defined in Regulation S.

In satisfaction of the finder’s fee payable to ITV, we will issue 300,000 Company Shares to ITV. These shares are being issued to ITV in satisfaction of a commitment provided by TSI to ITV at the time that TSI entered into the Funding Agreement with EMC and Exelar. At that time, TSI promised to issue 300,000 shares of its common stock to ITV as a finder’s fee for introducing TSI to Exelar and the business opportunities presented by the EMC Technology. These shares will be issued to ITV pursuant to the exemptions to registration contained in Regulation D of the Securities Act on the basis that ITV has provided representations that it is an “Accredited Investor” as defined in Regulation D.

As of October 15, 2004, we have received subscription funds under the TSI Private Placement for 440,005 units at a price of $0.35 per unit for gross proceeds of $154,001.75. An aggregate of 10% of the gross proceeds of the TSI Private Placement were paid as an agent’s commission to Peter Hogendoorn and Harold Moll, each of whom is a director of the Company. We have not yet issued the units to subscribers of the TSI Private Placement. The units to be issued will consist of one Company Share and one share purchase warrant entitling the holder to acquire one additional Company Share at a price of $0.35 per share, expiring on August 30, 2005. These units will be issued to subscribers of the TSI Private Placement pursuant to the exemptions to registration contained in Regulation S of the Securities Act on the basis that each of the subscribers has provided representations that they are not “U.S. persons” as defined in Regulation S. The net proceeds of the TSI Private Placement are being used by us as general working capital.

On October 4, 2004, we issued a total of 2,500,000 units at a price of $0.25 per unit to subscribers pursuant to an agreement made by our predecessor, Relay Mines Limited (“Relay Mines”), on or around June 23, 2004. Relay Mines had agreed to issue these units to subscribers in consideration for an advance in the amount of $625,000 made to Relay Mines on June 23, 2004. Each unit consists of one Company Share and one-half of one share purchase warrant, with each one full share purchase warrant entitling the holder to purchase one additional Company Share at a price of $0.25 per share, expiring on October 4, 2005. These units were issued to subscribers pursuant to the exemptions to registration contained in Regulation S of the Securities Act on the basis that each of the subscribers has provided representations that they are not “U.S. persons” as defined in Regulation S. The total proceeds of this private placement were received by Relay Mines on June 23, 2004 and were advanced by Relay Mines to TSI in anticipation of the First Merger. These funds were used by TSI to complete its June 23, 2004 financing payment to EMC under the Funding Agreement and as general working capital. See Item 1. “Description of Business”.

Proposed Private Placement

On September 20, 2004, our Board of Directors approved a private placement offering of up to 8,000,000 units at a price of $0.40 per unit (the “Offering”). Total proceeds of the Offering, assuming all units offered are sold, net of commissions, is expected to be $2,880,000. Each unit issued under the Offering will consist of one Company Share and one-half of one share purchase warrant. Each one full share purchase warrant issued under the Offering will entitle the holder to purchase one additional Company Share at a price of $0.50 per share, expiring on September 30, 2005. The net proceeds of the Offering are intended to be used by us to meet our September 21, 2004 financing obligations to EMC under the Funding Agreement and as general working capital. See Item 1. “Description of Business”. Although the Offering has been approved by our Board of Directors, there is no assurance that the Offering will be completed or that we will be able to sell all of the units offered.

If the Offering is completed, it is expected that any issuances of our securities will be made pursuant to the exemptions to registration contained in Regulation S of the Exchange Act on the basis that the Offering will be made only to people who are not “U.S. Persons”, as defined under Regulation S.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

Subject to our receiving the necessary financing, our plan of operations for the next twelve months is to meet our funding obligations to EMC under the Funding Agreement. Under the Funding Agreement, we are required to provide EMC with aggregate financing in the amount of $3,850,000 between September 21, 2004 and March 20, 2005. See Item 1. “Description of Business”. As of the date of filing of this Annual Report, we had not provided EMC with the $1,550,000 financing payment required to be paid by September 21, 2004 under the Funding Agreement. Exelar has agreed not to exercise its default rights in exchange for our agreement to shorten the period during which we may cure a default under the Funding Agreement from 20 days after receipt of notice of default to 3 days after receipt of such notice. The amounts payable to EMC under the Funding Agreement are in excess of our current financial resources and we will not be able to proceed with our plan of operations unless we acquire significant additional financing.

We plan to pursue equity financing through the sale of Company Shares on a private placement basis as it is anticipated that substantive debt financing will not be available to us at this stage of our business. Through TSI, we have received subscription funds for the private placement of 440,005 units to be issued at $0.35 per unit for total proceeds net of commissions equal to $138,601.58. Our Board of Directors has also approved the Offering of up to 8,000,000 units to be issued at a price of $0.40 per unit for total potential proceeds net of commissions of $2,880,000. However, there is no assurance that the Offering will be completed or that all of the units offered will be sold. See Item 5. “Market for Common Equity and Related Stockholder Matters”.

Currently we do not have any other financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing in order to allow us to meet our funding obligations to EMC. If we are not able to obtain the necessary financing, Exelar may, at its option, reduce our percentage interest in EMC, convert our EMC shares into non-voting shares and/or remove any of our nominees from EMC’s board of directors as provided under the Funding Agreement.

RESULTS OF OPERATIONS

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to meet our funding obligations to EMC and to allow EMC to continue development and marketing of the EMC Technology. We intend to arrange for the sale of additional Company Shares to obtain additional operating capital for at least the next twelve months. There can be no assurance that we will be able to raise the capital necessary to continue our operations.

As a result of the change in our business activities, readers are cautioned that the below results of operations may not be reflective of our future results. We are currently in the process of preparing pro-forma financial statements consolidating our results of operations and TSI’s results of operations. Once complete, we expect to file these pro-forma financial statements as an amendment to our Current Report on Form 8-K filed with the SEC on September 17, 2004.

Summary of Year End Results
	Year Ended June 30
			Percentage
	2004	2003	Increase / (Decrease)

Revenue	$ --	$ --	--
Expenses	(8,988)	(63,236)	(85.7%)
Net Income (Loss)	($8,988)	($63,236)	(85.7%)

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we have completed testing and development of the EMC Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating the EMC Technology once development is complete.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended June 30
			Percentage
	2004	2003	Increase / (Decrease)

Consulting	$--	$10,000	(100.0%)
General and Administration	316	26,588	(98.8%)
Mining Exploration	494	1,984	(75.1%)
Professional Fees	7,853	12,260	(35.9%)
Rent	--	8,552	(100.0%)
Transfer Agent and Regulatory Fees	325	2,797	(88.4%)
Travel	--	1,055	(100.0%)
Total	$8,988	$63,236	(85.8%)

The decrease in our total expenses reflects the fact that our previous officers and Board of Directors had decided to scale back our mineral exploration operations during the fiscal year ended June 30, 2004.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended June 30
	2004	2003
Net Cash from (used in) Operating Activities	($16,441)	($50,189)
Net Cash from (used in) Investing Activities	(625,000)	Nil.
Net Cash from (used in) Financing Activities	640,605	41,270
Net Increase (decrease) in Cash During Period	($836)	($8,919)

We obtained financing in the amount of $625,000 on June 23, 2004. This amount was immediately forwarded by us to TSI in anticipation of the First Merger in order to provide TSI with sufficient capital to make the June 23, 2004 financing payment to EMC under the Funding Agreement and to provide TSI with general working capital.

Working Capital
			Percentage
	At June 30, 2004	At June 30, 2003	Increase / (Decrease)
Current Assets	$18	$854	(97.9%)
Current Liabilities	(21,254)	(13,102)	62.2%
Working Capital Surplus (Deficit)	($21,236)	($12,248)	73.4%

As at June 30, 2004, we had cash on hand of $18. The increase to our working capital deficit is largely the result of a related party loan in the amount of $15,605 payable to Carlo Civelli, formerly our President and Treasurer and formerly a member of our Board of Directors. This loan is for expenses paid by Mr. Civelli on behalf of the Company.

We currently have insufficient cash reserves to make the September 21, 2004 financing payment of $1,550,000 to EMC as required under the Funding Agreement. Exelar has agreed not to exercise its default rights at this time. See Item 1. “Description of Business”.

On September 20, 2004, our Board of Directors approved a private placement offering of 8,000,000 units at $0.40 per unit for total potential proceeds of $2,880,000 net of commissions. See Item 5. “Market for Common Equity and Related Stockholder Matters”. However, there is no assurance that the private placement offering will be completed or that we will be able to sell all units offered under the private placement. Even if all units offered are sold under the proposed private placement, the funds received will be insufficient to allow us to meet all of our obligations under the Funding Agreement.

If we are not able to complete the private placement offering or if the private placement offering does not provide us with sufficient financing to enable us to meet our obligations under the Funding Agreement, then we will have to seek additional sources of financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Need For Financing

We will not be able to meet our funding obligations to EMC without acquiring substantial additional financing in the near future.

As of the date of filing of this Annual Report, we had not provided EMC with the $1,550,000 financing payment required to be paid by September 21, 2004. Although Exelar has agreed not to exercise its default rights at this time, there is no assurance that we will be able to acquire sufficient financing to make this payment or any future payment under the Funding Agreement. See Item 1. “Description of Business.” If sufficient financing is not available or obtainable, our ability to acquire or retain our interest in EMC may be substantially limited and investors may lose a substantial portion or all of their investment. We currently do not have sufficient financing arrangements in place to meet our funding obligations to EMC and there is no assurance that we will be able to acquire the required financing on acceptable terms or at all.

Liabilities of TSI

As a result of our acquisition of and merger with TSI, we have assumed all of TSI’s liabilities.

We have received notice from CFW that our wholly owned subsidiary, 689158 B.C. Ltd., is in default of the CFW Loan. See Item 1. “Description of Business.” CFW has demanded payment of the total indebtedness outstanding as at July 2, 2004, being $602,121.24, plus interest accrued from that date. This loan was guaranteed by TSI and secured by 826,240 shares of TechniScan, Inc. (“TechniScan”) registered in TSI’s name. TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. We are currently in negotiations with CFW to extend the terms of the CFW Loan, however there are no assurances that these negotiations will be successful. If we are unsuccessful in negotiating an extension, we may lose our rights to the TechniScan shares and CFW may seek to take legal action to enforce TSI’s guarantee. If CFW is successful in any legal proceedings it may bring to enforce the guarantee, our ability to meet our plan of operations and to continue as a going concern may be substantially limited.

Limited Operating History And Risks Of A New Business Venture

We were incorporated on February 2, 2001 and until September 13, 2004 had been involved primarily in the business of acquiring, exploring and developing mineral properties, which business we have now abandoned. We earned no revenues from our mineral exploration business.

TSI was incorporated on December 21, 2000 and, until its entry into the Funding Agreement on March 22, 2004, had been involved in organizational and development activities and seeking business opportunities. TSI had not earned any revenues prior to its merger with Acquisition Sub.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we and EMC intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by the FDA, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we or EMC will prove successful, and there can be no assurance that we or EMC will generate any operating revenues or ever achieve profitable operations.

Our Operations Are Subject To Extensive Government Regulations

EMC’s operations will be subject to extensive government regulations in the United States. In order to sell its devices, EMC must satisfy numerous mandatory procedures, regulations, and safety standards established by the federal and state regulatory agencies. There can be no assurance that EMC can successfully comply with all present or future government regulations.

The Health Care Industry Is Subject To Continuing Reform Measures By Governments And Third Party Payors, Which Contribute To The Uncertainty Of Pricing And Reimbursements To Us

The levels of revenue and profitability of medical devices may be affected by government and third party payors for medical services and their continuing efforts to contain or reduce the costs of health care and by initiatives of third party payors with respect to the availability of reimbursements for medical services. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although we cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care services may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could have a material adverse effect on us and EMC.

Whether a medical procedure is subject to reimbursement from third party payors impacts upon the likelihood that a service will be purchased. Third party payors are increasingly challenging the prices charged for medical procedures. There can be no assurance that any procedures using EMC’s medical devices will be reimbursable. To the extent that any or all medical procedures using EMC’s medical devices are not reimbursable by third party payors, EMC’s ability to sell products on a competitive basis will be adversely affected, which could have a material adverse effect on us and EMC.

Rapid Technological Changes In Our Industry Could Make Our Products Obsolete

The medical devices industry is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make EMC’s planned product obsolete. The advent of new devices and procedures and advances in new drugs and genetic engineering are especially threatening. EMC’s and our future success will depend upon EMC’s ability to develop and introduce product enhancements to address the needs of its customers. Material delays in introducing product enhancements may cause customers to forego purchases of EMC’s product and purchase those of competitors.

EMC Must Receive And Maintain Government Clearances Or Approvals In Order To Market Its Products

EMC’s products and future manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the United States and to similar regulatory requirements in other major international markets, including the European Union and Japan. These regulations and regulatory requirements are broad in scope and govern, among other things:

  product design and development;
  product testing;
  product labeling;
  product storage;
  pre-market clearance and approval;
  advertising and promotion; and
  product sales and distribution.

Furthermore, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. EMC will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, quality systems regulations, and recordkeeping requirements. The quality systems regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. EMC’s prospective distributors, depending on their activities, will also be subject to certain requirements under federal and state laws and registration requirements covering the distribution of products. Regulatory agencies may change existing requirements or adopt new requirements or policies that could affect EMC’s regulatory responsibilities or the regulatory responsibilities of a prospective distributor. EMC may be slow to adapt or may not be able to adapt to these changes or new requirements.

Later discovery of previously unknown problems with EMC’s products, manufacturing processes, or failure to comply with applicable regulatory requirements may result in enforcement actions by the FDA and other international regulatory authorities, including, but not limited to:

  warning letters;
  patient or physician notification;
  restrictions on our products or manufacturing processes;
  voluntary or mandatory recalls;
  product seizures;
  refusal to approve pending applications or supplements to approved applications that EMC submits;
  refusal to permit the import or export of EMC’s products;
  fines;

  injunctions;
  suspension or withdrawal of marketing approvals or clearances; and
  civil and criminal penalties.

Should any of these enforcement actions occur, EMC’s and our business, financial condition and results of operations could be materially and adversely affected.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

In the medical devices industry, competitors often assert intellectual property infringement claims against one another. The success of EMC’s business depends on its ability to successfully defend its intellectual property rights. Future litigation may have a material impact on EMC’s and our financial condition even if EMC is successful in developing and marketing products. EMC may not be successful in defending or asserting its intellectual property rights.

An adverse outcome in any litigation or interference proceeding could subject EMC to significant liabilities to third parties and require it to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of its intellectual property rights are invalid could allow its competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on EMC’s and our business, financial condition or results of operations.

The cost to EMC of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on its ability to compete in the marketplace. Patent litigation and interference proceedings could also absorb significant management time.

EMC May Be Subject To Product Liability Lawsuits

EMC may be subject to product liability claims. The United States Supreme Court has stated that compliance with FDA regulations will not shield a company from common law negligent design claims or manufacturing and labeling claims based on state rules. Such claims may absorb significant management time and could degrade EMC’s reputation and the marketability of its products. If product liability claims are made with respect to EMC’s products, they may need to recall the implicated product which could have a material adverse effect on EMC’s and our business, financial condition and results of operations. In addition, although EMC may maintain product liability insurance, it cannot be sure that such insurance will be adequate to cover potential product liability lawsuits. Insurance is expensive and in the future may not be available on acceptable terms, if at all. If a successful product liability claim or series of claims exceeds insurance coverage, it could have a material adverse effect on EMC’s and our business, financial condition and results of operations.

Competition

The business environment in which EMC intends to operate is highly competitive. EMC expects to experience competition from companies involved in the medical technology industry. Certain of EMC’s potential competitors will have greater technical, financial, marketing, sales and other resources than EMC.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and those of EMC. Our success will also depend on EMC’s ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of EMC’s and consequently our business, operating results and financial condition.

Potential Legal, Regulatory, And/Or Compliance Risk

EMC will be required to comply with certain regulations, rules, and/or directives, including FDA approval. If EMC is not able to obtain FDA approval of its device under section 510(k) of the United States Food, Drug and Cosmetic Act as anticipated, it will be required to enter into an expensive and lengthy process to obtain FDA approval for the use of its device. Potential regulatory conditions and/or compliance therewith and the effects of such to EMC, may have a materially adverse affect upon EMC’s and our business operations, prospects and/or financial condition.

ITEM 7.     FINANCIAL STATEMENTS.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)

Independent Auditors' Report

To the Stockholders and Directors
of XLR Medical Corp. (formerly Relay Mines Limited)
(A Development Stage Company)

We have audited the accompanying balance sheets of XLR Medical Corp. (formerly Relay Mines Limited) (A Development Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, cash flows and stockholders’ deficit for the period from February 2, 2001 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of XLR Medical Corp. (formerly Relay Mines Limited) (A Development Stage Company), as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the period from February 2, 2001 (Date of Inception) to June 30, 2004, and the years ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred start-up losses to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 5, 2004

F–1

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	June 30,
	2004	2003
	$	$

ASSETS

Current Assets
Cash	18	854
Total Current Assets	18	854
Advance (Notes 5 and 7)	625,000	–
Total Assets	625,018	854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	1,649	7,852
Accrued liabilities	4,000	5,250
Advance from related party (Note 4(b))	15,605	–
Total Liabilities	21,254	13,102
Contingencies and Commitments (Notes 1 and 7)
Subsequent Events (Note 7)

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized with a par value of
$0.00001; 73,367,208 shares issued and outstanding (Notes 5 and 7)	734	734
Common Stock Subscribed, 2,500,000 shares (Note 5)	250	–
Additional Paid-in Capital	1,010,409	385,659
Deficit Accumulated During the Development Stage	(407,629)	(398,641)
Total Stockholders’ Equity (Deficit)	603,764	(12,248)
Total Liabilities and Stockholders’ Equity	625,018	854

(The Accompanying Notes are an Integral Part of these Financial Statements)

F–2

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	February 2, 2001
	(Date of Inception)	Year Ended
	to June 30,	June 30,
	2004	2004	2003
	$	$	$
Revenue	–	–	–

Expenses
Consulting	282,946	–	10,000
General and administration	37,910	316	26,588
Mining exploration	9,432	494	1,984
Professional fees	61,440	7,853	12,260
Rent (Note 4)	9,905	–	8,552
Transfer agent and filing fees	3,122	325	2,797
Travel	2,874	–	1,055
	407,629	8,988	63,236
Net Loss for the Period	(407,629)	(8,988)	(63,236)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		73,367,000	71,880,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

F–3

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated
	from
	February 2,
	2001 (Date of
	Inception) to	Year Ended
	June 30,	June 30,
	2004	2004	2003
	$	$	$
Cash Flows From (Used in) Operating Activities
Net loss	(407,629)	(8,988)	(63,236)
Adjustments to reconcile net loss to net cash used by
operating activities:
Payment of expenses from issuance of stock	274,900	–	–
Change in operating assets and liabilities
Decrease in prepaid expenses	–	–	3,620
Increase (decrease) in accounts payable and accrued
liabilities	5,613	(7,453)	9,427
Net Cash Used In Operating Activities	(127,116)	(16,441)	(50,189)
Cash Flows Used In Investing Activities
Advances to TSI Medical Corp.	(625,000)	(625,000)	–
Net Cash Used In Investing Activities	(625,000)	(625,000)	–
Cash Flows From Financing Activities
Proceeds from related party advances	15,705	15,605	–
Proceeds from stock subscriptions	625,000	625,000
Proceeds from sale of common stock	111,393	–	41,270
Net Cash Provided By Financing Activities	752,098	640,605	41,270
Increase (Decrease) in Cash	18	(836)	(8,919)
Cash – Beginning of Period	–	854	9,773
Cash – End of Period	18	18	854
Non-Cash Financing Activities
Stock issued in payment of consulting and other
expenses	274,900	–	–
Stock issued in payment of advances	100	–	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of these Financial Statements)

F–4

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
(expressed in U.S. dollars)

					Deficit
	Common Stock				Accumulated
			Additional		During the	Total
	# of	Amount	Paid-In	Stock	Development	Stockholders’
			Capital	Subscriptions	Stage	Equity
	Shares	$	$	$	$	$
Balance – February 2, 2001 (Date of
Inception)	–	–	–	–	–	–
Issuance of stock for services and
payment of advances for $.0045 per
share	60,000,000	600	274,400	–	–	275,000
Net loss for period	–	–	–	–	(287,696)	(287,696)
Balance – June 30, 2001	60,000,000	600	274,400	–	(287,696)	(12,696)
Sale of common stock for cash at
approximately $0.0083 per share	8,581,368	86	70,589	(552)	–	70,123
Net loss for the year	–	–	–	–	(47,709)	(47,709)
Balance – June 30, 2002	68,581,368	686	344,989	(552)	(335,405)	9,718
Sale of common stock for cash at
approximately $0.0083 per share	4,785,840	48	40,670	–	–	40,718
Proceeds received from stock
subscriptions	–	–	–	552	–	552
Net loss for the year	–	–	–	–	(63,236)	(63,236)
Balance – June 30, 2003	73,367,208	734	385,659	–	(398,641)	(12,248)
Subscriptions received for 2,500,000
units at $0.25 per unit	–	–	624,750	250	–	625,000
Net loss for the year	–	–	–	–	(8,988)	(8,988)
Balance – June 30, 2004	73,367,208	734	1,010,409	250	(407,629)	603,764

On February 4, 2004, the Company issued five additional common shares for each one common share outstanding. On July 22, 2004, the Company issued one additional common share for each one common share outstanding. All per share amounts have been retroactively adjusted to reflect the stock splits.

(The Accompanying Notes are an Integral Part of these Financial Statements)

F-5

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.

Development Stage Company

The Company was incorporated in the State of Nevada on February 2, 2001 under the name Relay Mines Limited. The Company, from February 2, 2001 to September 13, 2004 has been involved in the acquisition and exploration of a mineral property in British Columbia, Canada and to ultimately seek earnings by exploiting the mineral claims.

Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), the Company acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Company also changed its name to XLR Medical Corp. and its trading symbol to XLRC. TSI is involved in a joint venture with Exelar Corporation (“Exelar”) for the purpose of developing a patented technology that utilizes small superconducting magnets to focus and control dosages of therapeutic radiation for the treatment of cancerous tumours (the “Technology”). Under a Technology Acquisition and Funding Agreement, dated March 22, 2004, with Exelar Corporation (the “Exelar Agreement”), Exelar transferred the Technology to its wholly owned subsidiary Exelar Medical Corporation (“EMC”) and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC. See Note 7 for the terms of the Merger and the funding requirements towards earning a 60% interest in EMC.

With the new direction of the Company towards the biotechnology field, the directors of the Company decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse. Upon completion of the Merger with TSI Medical Corp., the Company is now primarily involved in activities in the biotechnology field and is now considered to be a development stage company. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then attain profitable operations. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

At June 30, 2004, the Company had a working capital deficit of $21,236 and has incurred losses of $407,629 since inception. The Company will not be able to complete its funding obligations under the Exelar Agreement (see Note 7) without acquiring substantial additional financing in the near future. If financing is not available or attainable, the Company’s ability to acquire or retain its interest in EMC will be substantially limited. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to EMC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by sales of shares. (See Notes 5 and 7).

2.	Summary of Significant Accounting Principles

a)

Basis of Accounting and Year End

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. The Company’s fiscal year end is June 30.

b)

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

F–6

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)
	c)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

e)

Foreign Currency Transactions/Balances

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)

Mineral Property Costs

The Company was in the exploration stage since its formation on February 2, 2001 to September 13, 2004 and did not realize any revenues. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

g)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

h)

Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, and advances from related party approximate fair value due to the relatively short maturity of these instruments.

i)

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is an uninsured business checking account maintained in U.S. dollars, which totalled $18 on June 30, 2004. At June 30, 2004 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

F–7

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

j)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)

Stock-Based Compensation

The Company has adopted a stock option plan dated September 13, 2004. The Company will account for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the good and services received whichever is more reliably measurable.

The Company will also adopt the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

l)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (“SAB 104”), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3.

Mineral Properties

In February 2001, the Company, through an unrelated third party, acquired 100% of the rights, title and interest in six mining claims known as the Mugwump Property located in the Lillooet Mining Division, British Columbia, Canada. Title to the claims has been conveyed to the Company via an unrecorded deed. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. With the new direction of the Company towards the biotechnology field, the directors of the Company have decided to discontinue its mineral exploration efforts. These mineral interests will be allowed to lapse.

F–8

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Related Party Transactions/Balances

a)
The Company occupied office space provided by a company whose former Vice-President and director is the former President of the Company. Monthly rental was determined by usage. Due to the minimal operations of the Company, no rent has been charged for the year ended June 30, 2004 (2003 - $8,553).

	b)	The former President of the Company is owed $15,605 at June 30, 2004 for payment of expenses on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

5.	Common Stock

a)
On February 4, 2004, the Company issued five additional common shares for each one common share outstanding. On July 22, 2004, the Company issued one additional common share for each one common share outstanding. All per share amounts have been retroactively adjusted to reflect the stock splits.

b)
The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on February 14, 2002. During fiscal 2002 and 2003 the Company issued 13,367,208 shares at $.0083 per share for cash proceeds of $111,393 pursuant to this Registration Statement.

c)
On June 23, 2004, the Company received stock subscriptions for total proceeds of $625,000.
These funds were wired to TSI’s lawyer’s trust account and then advanced to TSI Medical Corp. ahead of a Plan of Merger with TSI (See Note 7). A total of 2,500,000 units were issued on October 4, 2004 pursuant to a director’s resolution. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $0.25 per share for a period of one year.

d)
See Note 7 for subsequent issuance of shares to complete a reverse merger, issuance of shares for cash, cancellation of 60,000,000 shares owned by two previous directors and obligations to issue shares in the future pursuant to stock options and warrants.

6.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

The Company has net operating losses to carry forward totalling $133,000 to offset future years taxable income expiring in fiscal 2021 through 2024.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2004	2003
	$	$

Net Operating Losses	8,988	63,236
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	3,056	21,500
Valuation Allowance	(3,056)	(21,500)
Net Deferred Tax Asset	–	–

F–9

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6.

Income Taxes (continued)

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

7.	Subsequent Event
a)

Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), the Company acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Company also changed its name to XLR Medical Corp. and its trading symbol to XLRC. TSI is involved in a joint venture with Exelar Corporation (“Exelar”) for the purpose of developing a patented technology that utilizes small superconducting magnets to focus and control dosages of therapeutic radiation for the treatment of cancerous tumours (the “Technology”). Under a Technology Acquisition and Funding Agreement, dated March 22, 2004, with Exelar Corporation (the “Exelar Agreement”), Exelar transferred the Technology to its wholly owned subsidiary Exelar Medical Corporation (“EMC”) and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC.

To complete the Merger with TSI the Company:

		i)	caused 60,000,000 common shares, previously issued to two directors of the Company, to be returned to treasury and cancelled for no consideration;

		ii)	issued 9,492,667 common shares to the shareholders of TSI to acquire 100% of the issued and outstanding shares of TSI on a one-for-one basis;

		iii)	adopted a stock option plan providing for the grant of options to purchase up to 1,450,000 common shares at $0.50 per share expiring May 31, 2009 to the holders of outstanding TSI options;

		iv)	issued warrants to acquire 54,367 common shares at $0.75 per share expiring October 1, 2006 to the holders of outstanding TSI warrants;

v)
assumed an obligation of TSI to issue units at $0.35 per unit. A total of 440,005 units were subscribed for and $154,002 was received. A 10% commission was paid to two directors of the Company. Each unit consists of one common share and one warrant. The warrant allows the holder to acquire one additional common share at $0.35 per share; and

		vi)	assumed an obligation of TSI to issue 300,000 common shares as a finder’s fee in connection with TSI’s acquisition of its interest in EMC.

In connection with the Merger, the Company has assumed the liabilities of TSI. By a loan agreement dated March 8, 2004, TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from Charles F. White Corp. (“CFW”) The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000. As security for the guarantee, TSI pledged shares in the common stock of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detection of breast cancer. The Company has received notice that the loan is in default. The Company is currently in negotiations with CFW to extend the term of the loan, however, there are no assurances that these negotiations will be successful.

F–10

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

7.	Subsequent Events (continued)

Under the Exelar Agreement, to complete the acquisition of the first 51% of EMC, the Company must:

i)	fund EMC $900,000 by June 23, 2004 (funded) to earn a 16.5% interest (earned);

ii)	fund EMC a further $1,550,000 by September 21, 2004 to earn an additional 12.8% interest (extended but not in default);

iii)	fund EMC a further $1,000,000 by December 20, 2004 to earn an additional 8.1% interest; and

iv)	fund EMC a further $1,300,000 by March 20, 2005 to earn an additional 7.9% interest.

Under the Exelar Agreement the Company will receive one share of EMC for every $2.00 of funding. If the Company defaults on any of its funding obligations, Exelar Corporation may, at its option, convert the Company’s shares of EMC into non-voting shares, remove the Company’s nominees from the Board of EMC and reduce the Company’s interest in EMC by 1/3 if the default occurs on or before the September 21, 2004 funding deadline and by 1/5 if the default occurs after the September 21, 2004 funding deadline.

If EMC requires additional funding, the Company has the option to acquire an additional 9% interest, for a total of 60%, by funding EMC a further $1,500,000. Exelar has the option to convert its shares of EMC into that number of shares of the Company equal to Exelar’s % interest in EMC. Exelar’s option to convert cannot be exercised until the earliest of the following events has occurred:

i)	completion of the Company’s funding obligations to EMC;

ii)	default by the Company of any of its funding obligations to EMC;

iii)	March 1, 2005; or

iv)	an initial public offering of the Company’s shares.

b)
On July 27, 2004 the Company received a loan from Aton Select Fund Ltd. in the amount of $100,000, which is non-interest bearing, unsecured and due on demand. These funds were advanced to TSI’s lawyers in trust for TSI and, together with the $625,000 advanced on June 23, 2004 to TSI’s lawyers, were advanced to TSI to assist TSI in funding the obligations due pursuant to the Exelar Agreement as discussed in (a) above.

c)
On September 20, 2004, the Company’s Board of Directors approved a private placement offering of up to 8,000,000 units at a price of $0.40 per unit (the “Offering”). Total proceeds of the offering, assuming all units offered are sold, net of commissions, is expected to be approximately $2,880,000. Each unit will consist of one common share and one-half share purchase warrant. Each full warrant will entitle the holder to purchase one additional common share at $0.50 per share expiring September 30, 2005.

F–11

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A     CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B     OTHER INFORMATION.

Other than the recent sales of unregistered securities disclosed by us on this Annual Report under Item 5. “Market for Common Equity and Related Stockholder Matters”, all information required to be disclosed in a Current Report on Form 8-K since the end of our third quarter for the fiscal year ended June 30, 2004 has been reported by us by the filing of such reports with the SEC.

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for the fiscal year ended June 30, 2004:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

June 18, 2004	June 18, 2004	Disclosure of entry into a letter of intent with TSI for the proposed merger of the Company and TSI.

August 19, 2004	August 20, 2004	Disclosure of Agreement and Plan of Merger between the Company, Acquisition Sub, TSI, Carlo Civelli and Bruno Mosimann, dated effective as of August 12,2004.

September 13, 2004	September 17, 2004	Disclosure of the acquisition of TSI, the First Merger and the Second Merger.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position

Logan B. Anderson		President, Chief Executive Officer, Treasurer, Chief
Financial Officer and a Director

Derek R. Van Laare		Secretary

Harold C. Moll		Director

Peter A. Hogendoorn		Director

Logan B. Anderson was a director and the president of TSI from January 2002 until May 2003. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977) and is an Associated Chartered Accountant (New Zealand). Mr. Anderson is the Chief Executive Officer and a director of Worldbid Corporation (a business to business Internet company). Mr. Anderson was appointed as a director of Worldbid Corporation on August 10, 1998 and was appointed as the Chief Executive Officer of Worldbid Corporation on July 31, 2001.

Derek R. Van Laare served as a director and as the president, secretary and treasurer of TSI from May 2003 until the date of the First Merger. Mr. Van Laare had previously served as the Vice-President of TSI from June 2002 until May 2003. Mr. Van Laare is a former securities broker and has over 25 years of experience in financing public companies. Mr. Van Laare has served as a director and officer of several public companies, including PLC Systems, Inc., 3-D Systems Inc. and ID Biomedical Corporation.

Harold C. Moll served as the chairman and as a director of TSI from January 2002 until the date of the First Merger. Mr. Moll has been a self-employed financier and business executive since 1960. He is a former director and officer of a number of public companies, including PLC Systems, Inc. and 3-D Systems Inc. Prior to January 2002, Mr. Moll had been retired.

Peter A. Hogendoorn has been the president and owner of 499375 BC Limited since 1993, a consulting firm for numerous start-ups and junior public companies, including: International Wayside Goldmines (IWA:TSX), Integral Technologies (ITKG:OTCBB), Cryopak Industries Inc. (CYPKF:OTCBB), LML Payment Systems (LMLP:NASDAQ) and NS8 Corporation (NSEO:OTCBB). Mr. Hogendoorn acted as the Chief Executive Officer and a director of NS8 Corporation, a public company, from January 2003 to July 2004. NS8 Corporation developed two primary patent pending technologies that changed the way digital content is delivered and secured over IP based systems. Mr. Hogendoorn was responsible for expanding NS8 Corporation from 9 employees to 45, leading it from R&D to commercial deployment, developing its business plan from a subscriber based direct to consumer model to a middleware and licensing model and raising all operating capital (approximately $9 million). Mr. Hogendoorn continues to consult for NS8 Corporation in its capital markets objectives and financing activities. From 1997 to 2002, Mr. Hogendoorn was employed by LML Payment Systems Inc. to initiate and maintain a comprehensive investor relations program and assist in financing initiatives. LML developed and market patented payment processing systems in the U.S. for converting checking account based transactions into electronic check conversions, eliminating the actual paper in the process.

Audit Committee

We are not a listed issuer and, under the rules of the OTC Bulletin Board, our Board of Directors is not required to maintain a separately-designated standing audit committee. As such, pursuant to section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors acts as our audit committee.

Our Board of Directors has determined that Mr. Anderson, a member of our Board of Directors and, consequently, our audit committee, qualifies as an “audit committee financial expert”, as defined under Item 401 of Regulation S-B, by virtue of his professional experience and his qualification as an Associated Chartered Accountant in New Zealand. In addition to being a member of our Board of Directors, Mr. Anderson is also one of our officers and is not independent.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our By-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our employees, including our principal executive officer and principal financial officer, which is a "code of ethics" as defined under Item 406 of Regulation S-B. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our principal executive officer, principal financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K and file it with the SEC.

Compliance With Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2004, all such filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

No stock options, stock awards or other compensation was awarded, earned by, paid to or granted to any of our executive officers or directors during the last three completed fiscal years and we do not have any stock options, retirement, pension, profit-sharing or long-term incentive plans for any of our executive officers or directors.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered to us in all capacities for the fiscal periods ended June 30, 2002, June 30, 2003 and June 30, 2004.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted			All Other
					Compen-	Stock	Options/	LTIP	Compen-
Name	Title	Year	Salary	Bonus	sation	Awarded	SARs (#)	payouts ($)	sation

Logan B.	President, Chief	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Anderson(1)	Executive Officer,	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Treasurer, Chief	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Financial Officer &
	Director

Derek R. Van	Secretary	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Laare(1)		2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Harold C. Moll(1)	Director	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Peter A.	Director	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Hogendoorn(1)		2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Carlo Civelli(2)	Former President,	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Former Secretary,	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Former Treasurer	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	& Former Director

Bruno	Former Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mosimann(2)		2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
		2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Anderson, Mr. Van Laare, Mr. Moll and Mr. Hogendoorn were appointed as directors and/or officers of the Company effective on September 13, 2004.
(2)	Mr. Civelli and Mr. Mosimann resigned as directors and officers of the Company effective on September 13, 2004.

As a result of the First Merger, we have agreed to pay management fees to our officers and directors as follows:

Name	Title	Salary

Logan B. Anderson	President, Chie Executive Officer, Treasurer, Chief	$6,000 per month
Financial Officer & Director

Derek R. Van Laare	Secretary	$6,000 per month

Harold C. Moll	Director	$10,000 per month

STOCK OPTION GRANTS

During our most recent fiscal year ended June 30, 2004, no stock options were granted to any of our directors or officers.

In connection with the First Merger, on September 13, 2004, the following officers and directors received options to purchase Company Shares in exchange for the TSI Options held by them:

Name	Number of Securities Underlying Options Granted	Exercise Price (per Share)	Expiration Date
Logan B. Anderson, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director	275,000 Company Shares	$0.50	May 31, 2009
Derek R. Van Laare, Secretary	375,000 Company Shares	$0.50	May 31, 2009
Harold C. Moll, Director	500,000 Company Shares	$0.50	May 31, 2009

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

As of the end of our fiscal year ended June 30, 2004, none of our officers, directors or employees exercised any share purchase options to acquire Company Shares.

At the end of our fiscal year ended June 30, 2004, none of our officers, directors or employees held any unexercised options. As of the date of filing of this Annual Report, the stock options granted to our officers and directors in connection with the First Merger are unexercised.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of Company Shares owned beneficially as of October 12, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

			Amount and	Percent
	Name of Beneficial		Nature of	of
Title of Class	Owner	Position with Company	Ownership(1)	Class(5)

Common Stock	Logan Anderson	President, Chief Executive	625,000(2)	2.7%
		Officer, Treasurer, Chief Financial	Direct
Financial Officer and Director

Common Stock	Harold Moll	Director	3,070,000(3)	13.1%
			Direct

Common Stock	Peter Hogendoorn	Director	750,000	3.3%
			Direct

Common Stock	Derek Van Laare	Secretary	1,225,000(4)	5.3%
			Direct

All officers and directors as a group (4 persons)			4,970,000	20.7%
			Direct

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of Company Shares actually outstanding on October 12, 2004. As of October 12, 2004, there were 25,359,875 Company Shares issued and outstanding.

(2)	Includes 350,000 Company Shares and options to purchase 275,000 Company Shares exercisable at $0.50 per share.

(3)	Includes 2,570,000 Company Shares and options to purchase 500,000 Company Shares exercisable at $0.50 per share.

(4)	Includes 850,000 Company Shares and options to purchase 375,000 Company Shares exercisable at $0.50 per share.

(5)
In the case of each individual, the percentage has been calculated assuming exercise of the options held by that individual. In the case of the group, the percentage has been calculated assuming exercise of all options held by the group.

Changes in Control

We are not aware of any arrangements that might result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2004
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

2004 Stock Option Plan

On September 13, 2004, our Board of Directors approved the 2004 Stock Option Plan (the “Plan”). Under the Plan, options to purchase up to 1,450,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; and
  Any immediate family member of any of the foregoing persons

Management Contracts

See Item 10. “Executive Compensation”.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(4)

3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp. (4)

3.2	Articles of Incorporation for Relay Mines Limited. (1)

3.3	Bylaws, As Amended, for Relay Mines Limited. (4)

10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004. (4)

10.2	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004. (3)

10.3
Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.

14.1	Code of Ethics(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.

(2)	Previously filed with the SEC on September 12, 2003 as an exhibit to our Annual Report on Form 10-KSB.

(3)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.

(4)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2004 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2004	Year Ended June 30, 2003
Audit Related Fees	$4,025	$6,310
Tax Fees	Nil.	Nil.
All Other Fees	Nil.	Nil.
Total	$4,025	$6,310

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

By:	/s/ Logan B. Anderson
_______________________________________________
Logan B. Anderson, President, Chief Executive Officer,
Chief Financial Officer and Director
Date: October 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan B. Anderson
_______________________________________________
Logan B. Anderson, President, Chief Executive Officer,
Chief Financial Officer and Director
Date: October 28, 2004

By:	/s/ Peter A. Hogendoorn
_______________________________________________
Peter A. Hogendoorn,
Director
Date: October 28, 2004

By:	/s/ Harold C. Moll
_______________________________________________
Harold C. Moll,
Director
Date: October 28, 2004