Form 10QSB
period 2004-10-31
XLR MEDICAL CORP.
filed 2004-12-27
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from_____to_____

Commission File Number: 000-50026

XLR MEDICAL CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0488851
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 3400 Park Place, 666 Burrard Street
Vancouver, British Columbia
(Address of Principal Executive Offices)

(604) 676-5247
(Issuer's Telephone Number, Including Area Code)

Former Fiscal Year: June 30, 2004
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,799,880 shares of common stock, $0.00001 par value per share, issued and outstanding as of December 22, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	January 31,
	2004	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	18,901	6,455

Total Current Assets	18,901	6,455

Investment in TechniScan Inc. (Note 3)	330,568	385,568

Investment in Exelar Medical Corp. (Note 4)	900,000	–

Total Assets	1,249,469	392,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	57,863	3,316
Accrued liabilities	50,784	–
Due to related parties (Note 6)	433,210	266,877
Loans payable (Note 7)	776,000	155,000

Total Liabilities	1,317,857	425,193

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock (Note 8)
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 25,799,880 and 9,492,667 shares, respectively	258	95

Additional Paid-in Capital	1,724,096	866,811

Additional Common Stock Subscribed	6,000	–

Deficit Accumulated During the Development Stage	(1,798,742)	(900,076)

Total Stockholders’ Equity (Deficit)	(68,388)	(33,170)

Total Liabilities and Stockholders’ Equity (Deficit)	1,249,469	392,023

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars) (unaudited)

	Accumulated from
	December 21, 2000	For the Three		For the Nine
	(Date of Inception)	Months Ended		Months Ended
	to October 31,	October 31,		October 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting	483,790	173,940	20,500	235,740	62,350
General and administrative	94,443	5,770	12,287	9,850	20,665
Impairment of investment	55,000	55,000	–	55,000	–
Investor relations	38,120	–	21,500	4,120	34,000
Loan bonus (Note 7(a))	80,000	80,000	–	80,000	–
Management fees	180,000	40,000	10,000	90,000	50,000
Professional fees	251,158	117,829	25,000	143,754	61,587
Travel and promotion	427,906	183,869	3,846	229,591	76,164

Total Expenses	1,610,417	656,408	93,133	848,055	304,766

Loss Before Other Items	(1,610,417)	(656,408)	(93,133)	(848,055)	(304,766)

Interest expense	(65,325)	(23,646)	–	(50,611)	(5,040)
Write-off of advances to joint venture	(123,000)	–	–	–	–

Net Loss for the Period	(1,798,742)	(680,054)	(93,133)	(898,666)	(309,866)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.01)	(0.04)	(0.04)

Weighted Average Shares Outstanding		23,670,000	9,130,000	23,133,000	8,781,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	December 21, 2000
	(Date of Inception)	Nine Months Ended
	to October 31,	October 31,
	2004	2004	2003
	$	$	$

Cash Flows Used in Operating Activities

Net loss	(1,798,742)	(898,666)	(309,806)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of investment	55,000	55,000	–
Stock-based compensation	103,440	103,440	–

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	108,647	105,331	6,847
Due to related parties	433,210	166,333	41,913

Net Cash Used in Operating Activities	(1,098,445)	(468,562)	(261,046)

Cash Flows Used In Investing Activities

Net book value of assets acquired in reverse acquisition,
net of cash	599,990	599,990	–
Investment in Exelar Medical Corp.	(900,000)	(900,000)	–
Investment in TechniScan Inc.	(385,568)	–	(267,000)

Net Cash Used in Investing Activities	(685,578)	(300,010)	(267,000)

Cash Flows From Financing Activities

Cash received in reverse acquisition	18	18	–
Proceeds from loans payable	776,000	621,000	(750)
Proceeds from sale of common stock	1,026,906	160,000	529,067

Net Cash Provided by Financing Activities	1,802,924	781,018	528,317

Increase in Cash	18,901	12,446	271

Cash – Beginning of Period	–	6,455	32

Cash – End of Period	18,901	18,901	303

Non-Cash Investing and Financing Activities

Stock-based compensation	103,440	103,440	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity (Deficit)
From December 21, 2000 (Date of Inception) to October 31, 2004
(expressed in U.S. dollars)

					Accumulated
	Common Stock			Additional	Deficit
	Number		Additional	Common	During the
	Of		Paid-In	Stock	Development	Total
	Shares	Amount	Capital	Subscribed	Stage	$
		$		$	$

Balance, December 21, 2000 (Date of
inception)	–	–	–	–	–	–

Balance, January 31, 2001 (audited)	–	–	–	–	–	–

January 11, 2002 - Shares issued for cash
at $0.001	5,000,000	5,000	–	–	–	5,000
January 29, 2002 - Shares issued for cash
at $0.01	3,000,000	3,000	27,000	–	–	30,000
Net loss for the year	–	–	–	–	(14,573)	(14,573)

Balance, January 31, 2002 (audited)	8,000,000	8,000	27,000	–	(14,573)	20,427
				–
Shares issued for cash at $0.50	512,500	513	255,737	–	–	256,250
Net loss for the year	–	–	–	–	(340,450)	(340,450)

Balance, January 31, 2003 (audited)	8,512,500	8,513	282,737	–	(355,023)	(63,773)
				–
June 23, 2003 – Shares issued for cash at
$0.50	432,500	432	215,818	–	–	216,250
September 30, 2003 – Shares issued for
cash at $0.75	547,667	548	410,202	–	–	410,750
September 30, 2003 – Share issuance
costs	–	–	(51,344)	–	–	(51,344)
Net loss for the year	–	–	–	–	(545,053)	(545,053)

Balance, January 31, 2004 (audited)	9,492,667	9,493	857,413	–	(900,076)	(33,170)

Adjustment for change in par value	–	(9,398)	9,398	–	–	–
Recapitalization transactions – September
13, 2004
Shares of Relay Mines Limited	73,367,208	734	(734)	–	–	–
Cancellation of shares to two directors	(60,000,000)	(600)	600	–	–	–
Shares issued pursuant to subscriptions
received prior to the recapitalization	2,500,000	25	(25)	–	–	–
Net assets of Relay Mines Limited
acquired (Note 5)	–	–	600,008	–	–	600,008
Shares issued for cash on October 15,
2004	440,005	4	153,996	–	–	154,000
Share subscriptions received	–	–	–	6,000	–	6,000
Stock options issued for services on
October 19, 2004	–	–	103,440	–	–	103,440
Net loss for the period	–	–	–	–	(898,666)	(898,666)

Balance, October 31, 2004 (unaudited)	25,799,880	258	1,730,096	6,000	(1,798,742)	(68,388)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations, Recapitalization and Continuance of Business

Relay Mines Limited was incorporated in the State of Nevada on February 2, 2001. Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), Relay Mines Limited acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Merger of TSI by Relay Mines Limited is considered a reverse merger and TSI is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the reverse merger (September 13, 2004) and the historical accounts of TSI since the date of its inception, December 21, 2000. All significant intercompany balances and transfers have been eliminated in consolidation. The name of the merged company was changed to XLR Medical Corp. (the “Company” or “TSI” for transactions entered into prior to the Merger) and changed its trading symbol to XLRC.

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

Upon completion of the Merger on September 13, 2004 with TSI, the Company:

	a)	caused 60,000,000 common shares, previously issued to two directors of the Company, to be returned to treasury and cancelled for no consideration;

	b)	issued 9,492,667 common shares to the shareholders of TSI to acquire 100% of the issued and outstanding shares of TSI on a one-for-one basis;

	c)	agreed to adopt a stock option plan providing for the grant of options to purchase up to 1,450,000 common shares at $0.50 per share expiring May 31, 2009 to the holders of outstanding TSI options;

	d)	issued warrants to acquire 54,367 common shares at $0.75 per share expiring October 1, 2006 to the holders of outstanding TSI warrants;

e)
assumed an obligation of TSI to issue units at $0.35 per unit. A total of 440,005 units were subscribed for and $154,002 was received. These units have been issued. Each unit consists of one common share and one warrant. The warrant allows the holder to acquire one additional common share at $0.35 per share; and

	f)	assumed an obligation of TSI to issue 300,000 common shares as a finder’s fee in connection with TSI’s acquisition of its interest in EMC.

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in developing a market for its products and/or services. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and then generate significant revenue. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

At October 31, 2004, the Company had a working capital deficit of $1,298,956 and has incurred losses of $1,798,742 since inception. The Company will not be able to complete its funding obligations under the Exelar Agreement without acquiring substantial additional financing in the near future. If financing is not available or attainable, the Company’s ability to acquire or retain its interest in EMC will be substantially limited. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to EMC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by sales of shares.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles

	a)	Basis of Accounting and Fiscal Year End

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. Being a reverse acquisition, the Company has changed its fiscal year end of June 30 to that of TSI, which is January 31. In connection with the reverse merger, the historical financial statements presented will be those of TSI Medical Corp.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

	f)	Basic and Diluted Net Income (Loss) Per Share

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

	g)	Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities, due to related parties, and loans payable approximate fair value due to the relatively short maturity of these instruments.

	h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004 and 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	i)	Stock-Based Compensation

The Company has adopted a stock option plan to fulfill an obligation under the Merger with TSI. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

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

2004 Stock Option Plan

The Company adopted a Stock Option Plan dated September 13, 2004 under which the Company is authorized to grant options to acquire up to a total of 1,450,000 common shares.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss — as reported	(680,054)	(93,133)	(898,666)	(309,806)
Add: Stock-based compensation expense included in
net loss — as reported	103,440	–	103,440	–
Deduct: Stock-based compensation expense
determined under fair value method	(499,960)	–	(499,960)	–

Net loss — pro forma	(1,076,574)	(93,133)	(1,295,186)	(309,806)

Net loss per share (basic and diluted) — as reported	(0.03)	(0.01)	(0.04)	(0.04)
Net loss per share (basic and diluted) — pro forma	(0.05)	(0.01)	(0.06)	(0.04)

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.40%, expected volatility of 152%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.34 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $396,520 for the period ended October 31, 2004. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	j)	Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

	k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Investment in TechniScan Inc.

On June 25, 2003, TSI and TechniScan, Inc. (“TechniScan”) executed an operating agreement (the “Operating Agreement”) to effect a joint venture to form a Utah limited liability company called SafeScan Medical Systems, LLC (“SafeScan”) for the purposes of commercializing TechniScan’s Proprietary Inverse Scattering Technology (the “Technology”). However, as of November 15, 2003, TSI failed to comply with the capital contribution obligation of the operating agreement. As a result, TSI converted its capital contribution to the joint venture into an investment in the common shares of TechniScan. TSI acquired 826,420 shares at $0.40 per share. Upon the conversion, TSI had no further interest in SafeScan and any of its assets. These shares are lodged as security for a loan (Note 7(a)). During the period ending October 31, 2004, an impairment loss of $55,000 was charged to operations.

4.	Investment in Exelar Medical Corp.

On March 22, 2004, TSI entered into a Technology Acquisition and Funding Agreement (“Exelar Agreement”) with Exelar Corporation (“Exelar”) and Exelar Medical Corporation (“EMC”) to acquire and develop a technology utilizing super-conducting magnets to control therapeutic radiation doses delivered by photon linear accelerators (the “Technology”). TSI will participate in the development and commercialization of the Technology by funding the acquisition and development of the Technology. Under the Exelar Agreement, Exelar transferred the Technology to its wholly owned subsidiary, EMC, and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC. Under the Exelar Agreement, to complete the acquisition of the first 51% of EMC, TSI must:

	i)	fund EMC $900,000 by June 23, 2004 (funded) to earn a 16.5% interest (earned);

	ii)	fund EMC a further $1,550,000 by September 21, 2004 to earn an additional 18.5% interest (extended but not in default);

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.	Investment in Exelar Medical Corp. (continued)

	iii)	fund EMC a further $1,000,000 by December 20, 2004 to earn an additional 8.1% interest; and

	iv)	fund EMC a further $1,300,000 by March 20, 2005 to earn an additional 7.9% interest.

Under the Exelar Agreement the Company will receive one share of EMC for every $2 of funding. If the Company defaults on any of its funding obligations, Exelar may, at its option, convert the Company’s shares of EMC into non-voting shares, remove the Company’s nominees from the Board of EMC and reduce the Company’s interest in EMC by 1/3 if the default occurs on or before the September 21, 2004 funding deadline and by 1/5 if the default occurs after the September 21, 2004 funding deadline.

If EMC requires additional funding, the Company has the option to acquire an additional 9% interest, for a total of 60%, by funding EMC a further $1,500,000. Exelar has the option to convert its shares of EMC into that number of shares of the Company equal to Exelar’s % interest in EMC. Exelar’s option to convert cannot be exercised until the earliest of the following events has occurred:

	i)	completion of the Company’s funding obligations to EMC;

	ii)	default by the Company of any of its funding obligations to EMC;

	iii)	March 1, 2005; or

	iv)	an initial public offering of the Company’s shares.

5.	Recapitalization Transaction

On September 13, 2004 XLR Medical Corp. (formerly TSI Medical Corp.), recapitalized itself by merging with a publicly listed company Relay Mines Limited (“Relay”).

The following table provides a reconciliation of the net assets acquired of Relay in this recapitalization transaction.

		Transactions from
	Relay	July 1, 2004 to	Relay
	June 30, 2004	September 13, 2004	September 13, 2004
	(audited)	(unaudited)	(unaudited)
	$	$	$

Cash	18	–	18
Advance to TSI Medical Corp.	625,000	97,320	722,320

Total Assets	625,018	97,320	722,338
Less liabilities	(21,254)	(1,076)	(22,330)
Less loan from Aton Select Fund Ltd.	–	(100,000)	(100,000)

Net assets acquired	603,764	(3,756)	600,008

Summary of Transactions:

	a)	On July 27, 2004, Relay received a loan from Aton Select Fund Ltd. In the amount of $100,000. These funds were advanced to TSI prior to the recapitalization of TSI.

	b)	Professional fees of $3,756 were incurred and charged to operations.

6.	Related Party Transactions/Balances

a)
Various officers, directors and the former President of the Company are due a total of $433,210 for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred consulting fees of $54,000 (2003 - $Nil) to the President of the Company during the nine months ended October 31, 2004 and 2003, respectively.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Related Party Transactions/Balances (continued)

	c)	The Company incurred consulting fees of $60,000 (2003 - $39,000) to the Secretary and director of the Company during the nine months ended October 31, 2004 and 2003, respectively.

	d)	The Company incurred management fees of $90,000 (2003 - $50,000) to a director during the nine months ended October 31, 2004 and 2003, respectively.

7.	Loans Payable

a)
By a loan agreement dated March 8, 2004, TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from Charles F. White Corp. (“CFW”). The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000 payable at maturity. As security for the guarantee, TSI pledged its shares in the common stock of TechniScan (Note 3). TSI has received notice that the loan is in default. TSI is currently in negotiations with CFW to extend the term of the loan, however, there are no assurances that these negotiations will be successful. In addition, a person related to CFW loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

b)
On July 27, 2004, Relay received a loan from Aton Select Fund Ltd. in the amount of $100,000, which is non- interest bearing, unsecured and due on demand. These funds were advanced to TSI to assist TSI in funding the obligations due pursuant to the Exelar Agreement as discussed in Note 4.

	c)	On October 19, 2004, the Company received a loan from Carnavon Trust Reg. in the amount of $71,000 which is interest bearing at 5% per annum, secured by a promissory note, and due on demand.

8.	Common Stock

a)
Prior to the reverse acquisition, the Company had 73,367,208 shares of common stock issued and outstanding. Pursuant to the Agreement and Plan of Merger dated August 12, 2004 and the Agreement and Plan of Merger dated September 13, 2004, a total of 60,000,000 shares of common stock were cancelled by two previous directors without payment of consideration and 9,492,667 shares of TSI’s common stock were exchanged for 9,492,667 shares of the Company’s common stock.

b)
On June 23, 2004, the Company received stock subscriptions for 2,500,000 units at a price of $0.25 per unit for total proceeds of $625,000. These funds were wired to the Company’s lawyer’s trust account and then advanced to TSI Medical Corp. ahead of a Plan of Merger with TSI. These units were issued on October 4, 2004 pursuant to a director’s resolution. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $0.25 per share for a period of one year.

c)
Prior to the Merger, TSI offered for sale a private placement of 500,000 units at a price of $0.35 per unit. Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.35 per share. Pursuant to the Agreement and Plan of Merger dated August 12, 2004 and the Agreement and Plan of Merger dated September 13, 2004, the Company assumed the obligation of TSI to issue units. On October 15, 2004, the Company issued 440,005 units for total cash proceeds of $154,000. Each unit issued consists of one share of the Company and one warrant, which allows the warrant holder to acquire one additional share of the Company at $0.35 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information disclosed in this Quarterly Report includes “forward looking statements”, which may be identified by words such as “plan”, “anticipate”, “believe”, “estimate”, should”, “expect” and other similar expressions. These statements include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risk, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those forward looking statements set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We do not intend to update the forward looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Company” and “XLR” mean XLR Medical Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

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

Effective on September 13, 2004, we abandoned our mineral exploration business to focus on the business opportunities presented by our acquisition of TSI Medical Corp. (“TSI”) and by the unique technology for use in the treatment of cancer currently being developed by Exelar Medical Corporation (“EMC”). EMC is a joint venture company established by TSI and the Exelar Corporation (“Exelar”), the original developers of the technology.

Under generally accepted accounting principles, our acquisition of and merger with TSI has been accounted for as a reverse acquisition. As such, TSI has been treated as the acquiring entity for accounting and financial reporting purposes. See “Critical Accounting Policies” below. As such, the fiscal year end of TSI, being January 31, 2004, has been adopted for purposes of our reporting obligations under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commencing on September 15, 2004.

The following discussion and analysis summarizes our plan of operations for the next 12 months, our results of operations for the interim period ended October 31, 2004 and changes in our financial condition from January 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operations included in our Annual Report on Form 10-KSB filed with the SEC on October 29, 2004.

Acquisition of and Merger with TSI Medical Corp.

Effective on September 13, 2004, we acquired all of the outstanding shares of TSI. The acquisition of TSI was effected pursuant to an Agreement and Plan of Merger (the “First Merger Agreement”) between us, Carlo Civelli, Bruno Mosimann, TSI and our wholly owned subsidiary incorporated specifically for the purpose of acquiring TSI, TSI Med Acquisition Corp. (“Acquisition Sub”). Pursuant to the First Merger Agreement, TSI merged with and into Acquisition Sub (the “First Merger”), with Acquisition Sub continuing as the surviving corporation and as our wholly-owned subsidiary. On September 15, 2004, we completed a “short form” merger (the “Second Merger”) with Acquisition Sub under the laws of Nevada and changed our name to XLR Medical Corp. Effective on September 15, 2004, the symbol under which we trade on the OTC Bulletin Board was changed to “XLRC”.

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

As TSI’s successor, we have assumed all of TSI’s liabilities and obligations, including TSI’s obligations with respect to a finder’s fee payable to Imaging Technology Ventures, Inc. (“ITV”) for introducing TSI to the business opportunities presented by the EMC Technology. In satisfaction of the finder’s fee, we will issue 300,000 Company Shares to ITV. We have also assumed TSI’s obligations with respect to a private placement of securities completed by TSI shortly before the First Merger (the “TSI Private Placement”). Under the TSI Private Placement, TSI offered for sale 500,000 units at $0.35 per unit, with each consisting of one TSI Share and one share purchase warrant entitling the holder to acquire one additional TSI Share at a price of $0.35 per share. As of the date of filing of this Quarterly Report, we have received subscription funds for a total of 440,005 units in connection with the TSI Private Placement. As such, we have issued to subscribers 440,005 units consisting of one Company Share and one share purchase warrant entitling the holder to acquire one additional Company Share at a price of $0.35 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

We have also assumed TSI’s liabilities with respect to a loan agreement dated March 8, 2004 (the “CFW Loan”), pursuant to which TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from The Charles F. White Corporation (“CFW”). The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000. As security for the guarantee, TSI pledged 826,420 shares in the common stock of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. We have received notice from CFW that the loan is in default. CFW has demanded payment of the total indebtedness outstanding as at July 2, 2004, being $602,121.24, plus interest accrued from that date. We are currently in negotiations with CFW to extend the term of the loan, however there is no assurance that these negotiations will be successful.

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

Technology Acquisition and Funding Agreement

Pursuant to the Funding Agreement with Exelar and EMC, we have the right to acquire up to a 51% interest in EMC by providing funding to EMC as follows:

Funding Date	Amount to be Paid	Number of Shares of EMC to be Acquired	Cumulative % Ownership of EMC
March 25, 2004	$325,000 (already paid)	162,500	6.7%
June 23, 2004	$575,000 (already paid)	287,500	16.5%
September 21, 2004	$1,550,000(1)	775,000	35.0%
December 20, 2004	$1,000,000(1)	500,000	43.1%
March 20, 2005	$1,300,000	650,000	51.0%
Total	$4,750,000	2,375,000	51.0%

(1)
As of the date of filing this Quarterly Report, we have not provided EMC with the September 21, 2004 financing payment of $1,550,000 or the December 20, 2004 financing payment of $1,000,000. Exelar had previously agreed not to exercise its default rights with respect to the September 21 payment in exchange for our agreement to shorten the period during which we may cure a default under the Funding Agreement from 20 days after receipt of notice of default to 3 days after receipt of such notice. We are currently in discussions with Exelar to extend the financing periods under the Funding Agreement, however there are no assurances that we will be able to reach such an agreement. As of the date of filing this Quarterly Report, Exelar has not exercised their default rights with respect to the September 21 and December 20 payments, however there are no assurances that they will continue to refrain from exercising their default rights. We are currently in the process of seeking financing sufficient to enable us to make the September 21 and December 20 payments to EMC, however there is no assurance that we will be able to acquire sufficient financing to make this payment or any future payment under the Funding Agreement.

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

Currently TSI has provided $900,000 in financing under the Funding Agreement. As a result we own approximately 16.5% of EMC, with Exelar owning the remaining 83.5% .

PLAN OF OPERATIONS

Subject to our receiving the necessary financing, our plan of operations for the next twelve months is to meet our funding obligations to EMC under the Funding Agreement. Under the Funding Agreement, we are required to provide EMC with aggregate financing in the amount of $3,850,000 between September 21, 2004 and March 20, 2005. See “Technology Acquisition and Funding Agreement,” above. As of the date of filing this Quarterly Report, we had not provided EMC with the September 21, 2004 financing payment of $1,550,000 or the December 20, 2004 financing payment of $1,000,000. Exelar had previously agreed not to exercise its default rights with respect to the September 21 payment in exchange for our agreement to shorten the period during which we may cure a default under the Funding Agreement from 20 days after receipt of notice of default to 3 days after receipt of such notice. We are currently in discussions with Exelar to extend the financing periods under the Funding Agreement, however there are no assurances that we will be able to reach such an agreement. As of the date of filing this Quarterly Report, Exelar has not exercised their default rights with respect to the September 21 and December 20 payments, however there are no assurances that they will continue to refrain from exercising their default rights under the Funding Agreement. The amounts payable to EMC under the Funding Agreement are in excess of our current financial resources and we will not be able to proceed with our plan of operations unless we acquire significant additional financing.

We plan to pursue equity financing through the sale of Company Shares on a private placement basis as it is anticipated that substantive debt financing will not be available to us at this stage of our business. Through TSI, we have received subscription funds for the private placement of 440,005 units to be issued at $0.35 per unit for total proceeds net of commissions equal to $138,601.58. Our Board of Directors has also approved the Offering of up to 8,000,000 units to be issued at a price of $0.40 per unit for total potential proceeds net of commissions of $2,880,000. However, there is no assurance that the Offering will be completed or that all of the units offered will be sold. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

On October 19, 2004, we received a loan of $71,000 from Carnavon Trust Reg. (“Carnavon”). Pursuant to the terms of our loan agreement with Carnavon, the loan is payable upon demand, with interest payable at the rate of 5%, calculated annually.

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

RESULTS OF OPERATIONS

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. Additional funding will be necessary to meet our funding obligations to EMC and to allow EMC to continue development and marketing of the EMC Technology. We intend to arrange for the sale of additional Company Shares to obtain additional operating capital for at least the next twelve months. There can be no assurance that we will be able to raise the capital necessary to continue our operations.

In accordance with generally accepted accounting principles, TSI has been treated as the acquiring entity for accounting purposes. See “Critical Accounting Policies” below. As such, the results of operations presented in this Quarterly Report reflect the financial results of TSI for the period from inception on December 21, 2000 to October 31, 2004 and the financial results of Relay Mines Limited from the date of the Second Merger on September 15, 2004 to October 21, 2004.

Third Quarter and Nine Months Summary

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Revenue	$--	$--	N/A	$--	$--	N/A
Expenses	$656,408	$93,133	604.8%	$848,055	$304,766	178.3%
Interest Expense	$23,646	$--	N/A	$50,611	$5,040	904.2%
Net Income (Loss)	$(680,054)	$(93,133)	(630.2)%	$(898,666)	$(309,806)	(190.1)%

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

Operating Expenses

The major components of our operating expenses for the year are outlined in the table below:

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Consulting Fees	$173,940	$20,500	748.5%	$235,740	$62,350	278.1%
General and Administrative	5,770	12,287	(53.0)%	9,850	20,665	(52.3)%
Impairment of Investment	55,000	--	N/A	55,000	--	N/A
Loan Bonus	80,000	--	N/A	80,000	--	N/A
Management Fees	40,000	10,000	300%	90,000	50,000	80%
Professional Fees	117,829	25,000	371.3%	143,754	61,587	133.4%
Investor Relations	--	21,500	(100)%	4,120	34,000	(87.9)%
Travel and Promotion	183,869	3,846	4,680.8%	229,591	76,164	201.4%
	$656,408	$93,133	604.8%	$848,055	$304,766	178.3%

The increase in our expenses is primarily the result of an increase in our business and financing activities in 2004. The increase in travel and promotion expenses and consulting fees is primarily attributable to amounts paid to various consultants in connection with the acquisition by TSI of its interest in EMC and in connection with seeking and obtaining private equity financing in order to meet our obligations under the Funding Agreement.

Professional fees for 2004 are comprised primarily of legal and accounting fees associated with the acquisition by TSI of its interest in EMC, the merger between our predecessor, Relay Mines Limited (“Relay Mines”), and TSI and with meeting our reporting obligations under the Securities Act and the Exchange Act.

The loan bonus of $80,000 constitutes a bonus that was payable to CFW under the terms of the CFW Loan upon its maturity on July 2, 2004. See “Acquisition of and Merger with TSI Medical Corp.” above.

During the period ended October 31, 2004, we recorded an impairment of investment in the amount of $55,000 in order to account for a decrease in the value of the 826,420 shares of TechniScan which have been pledged as security for the CFW Loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows	Nine Months Ended October 31, 2004
	2004	2003
Net Cash from (used in) Operating Activities	$(468,562)	$(261,046)
Net Cash from (used in) Investing Activities	(300,010)	(267,000)
Net Cash from (used in) Financing Activities	781,018	528,317
Net Increase (decrease) in Cash During Period	$12,446	$271

On June 23, 2004, Relay Mines received financing in the amount of $625,000, which was advanced in anticipation of the First Merger. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” These funds were immediately forwarded by Relay Mines to TSI in order to provide TSI with sufficient capital to make the June 23, 2004 financing payment to EMC under the Funding Agreement and to provide TSI with general working capital.

On July 28, 2004, Relay Mines obtained a loan from Aton Select Fund Ltd. in the amount of $100,000, which was advanced in anticipation of the First Merger. These funds were immediately forwarded by Relay Mines to TSI for use by TSI as general working capital.

On October 19, 2004, we obtained a loan from Carnavon Trust Reg. (“Carnavon”) in the amount of $71,000. Pursuant to the terms of our loan agreement with Carnavon, the loan is payable upon demand, with interest payable at the rate of 5%, calculated annually. These funds are being used by us as general working capital.

Working Capital

			Percentage
	At October 31, 2004	At January 31, 2004	Increase / (Decrease)
Current Assets	$18,901	$6,455	192.8%
Current Liabilities	(1,317,857)	(425,193)	209.9%
Working Capital Surplus (Deficit)	$(1,298,956)	$(418,738)	210.2%

As at October 31, 2004, we had cash on hand of $18,901. The increase to our working capital deficit is primarily attributable to the following:

  an increase in our accounts payable to $99,147 at October 31, 2004 from $3,316 at January 31, 2004, attributable primarily to the increase in our operating activities associated with meeting our obligations under the Funding Agreement with EMC and Exelar;

  an increase in amounts payable to various former and current officers and directors of the Company and TSI to $433,210 at October 31, 2004 from $266,877 at January 31, 2004, attributable to expenses paid on behalf of the Company or for services performed for the Company; and

  an increase in loans payable to $776,000 at October 31, 2004 from $155,000 at January 31, 2004, consisting primarily of the amounts payable on the CFW Loan, the $100,000 loaned from Aton Select Fund Ltd. and the $71,000 received from Carnavon.

We currently have insufficient cash reserves to make the September 21 financing payment of $1,550,000 or the December 20, 2004 financing payment of $1,000,000 to EMC as required under the Funding Agreement. We are currently in discussions with Exelar to extend the financing periods under the Funding Agreement, however there are no assurances that we will be able reach such an agreement. As of the date of filing this Quarterly Report, Exelar has not exercised their default rights with respect to the September 21 and December 20 payments, however there are no assurances that they will continue to refrain from exercising their default rights under the Funding Agreement.

On September 20, 2004, our Board of Directors approved a private placement offering of 8,000,000 units at $0.40 per unit for total potential proceeds of $2,880,000 net of commissions. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” However, there is no assurance that the private placement offering will be completed or that we will be able to sell all units offered under the private placement. Even if all units offered are sold under the proposed private placement, the funds received will be insufficient to allow us to meet all of our obligations under the Funding Agreement.

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

CRITICAL ACCOUNTING POLICIES

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

Reverse Acquisition Accounting Policies

Under generally accepted accounting principles, our acquisition of and merger with TSI, which was completed on September 15, 2004, has been accounted for as a reverse acquisition. As such, TSI has been treated as the acquiring entity for accounting purposes and the fiscal year end of TSI, being January 31, 2005, has been adopted for purposes of our reporting obligations under the Securities Act and the Exchange Act. In addition, the consolidated interim financial statements presented in this Quarterly Report represent the historical financial information of TSI from the date of its inception on December 21, 2000 to October 31, 2004 and the historical financial information of Relay Mines Limited from the date of the Second Merger on September 15, 2004 to October 31, 2004.

All significant intercompany balances and transfers have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Stock-Based Compensation

The Company has adopted a stock option plan to fulfill an obligation under the Merger with TSI. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

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

ITEM 3.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 13, 2004, pursuant to the First Merger Agreement, we issued the following securities to the former security holders of TSI:

(a)	9,492,667 Company Shares in exchange for 9,492,667 TSI Shares, being all of the issued and outstanding shares of TSI;

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

We issued these Company Shares, Company Options and Company Warrants in connection with the First Merger pursuant to the exemptions to registration contained in Regulation D and Regulation S promulgated under the Securities Act on the basis that each of the former security holders of TSI has provided representations that they are either “Accredited Investors” as defined in Regulation D or that they are not “U.S. persons” as defined in Regulation S.

In satisfaction of the finder’s fee payable to ITV, we will issue 300,000 Company Shares to ITV. These shares are being issued to ITV in satisfaction of a commitment provided by TSI to ITV at the time that TSI entered into the Funding Agreement with EMC and Exelar. At that time, TSI promised to issue 300,000 shares of its common stock to ITV as a finder’s fee for introducing TSI to Exelar and the business opportunities presented by the EMC Technology. These shares will be issued to ITV pursuant to the exemptions to registration contained in Regulation D promulgated under the Securities Act on the basis that ITV has provided representations that it is an “Accredited Investor” as defined in Regulation D.

On October 15, 2004, we issued a total of 440,005 units at a price of $0.35 per unit for gross proceeds of $154,001.75. An aggregate of 10% of the gross proceeds of the TSI Private Placement were paid as an agent’s commission to Peter Hogendoorn and Harold Moll, each of whom was, at that time, a director of the Company. The units consist of one Company Share and one share purchase warrant entitling the holder to acquire one additional Company Share at a price of $0.35 per share, expiring on August 30, 2005. These units were issued to subscribers of the TSI Private Placement pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act on the basis that each of the subscribers has provided representations that they are not “U.S. persons” as defined in Regulation S. The net proceeds of the TSI Private Placement are being used by us as general working capital.

On October 4, 2004, we issued a total of 2,500,000 units at a price of $0.25 per unit to subscribers pursuant to an agreement made by our predecessor, Relay Mines, on or around June 23, 2004. Relay Mines had agreed to issue these units to subscribers in consideration for an advance in the amount of $625,000 made to Relay Mines on June 23, 2004. Each unit consists of one Company Share and one-half of one share purchase warrant, with each one full share purchase warrant entitling the holder to purchase one additional Company Share at a price of $0.25 per share, expiring on October 4, 2005. These units were issued to subscribers pursuant to the exemptions to registration contained in Regulation S promulgated under the Securities Act on the basis that each of the subscribers has provided representations that they are not “U.S. persons” as defined in Regulation S. The total proceeds of this private placement were received by Relay

Mines on June 23, 2004 and were advanced by Relay Mines to TSI in anticipation of the First Merger. These funds were used by TSI to complete its June 23, 2004 financing payment to EMC under the Funding Agreement and as general working capital. See Item 1. “Description of Business.”

Proposed Private Placement

On September 20, 2004, our Board of Directors approved a private placement offering of up to 8,000,000 units at a price of $0.40 per unit (the “Offering”). Total proceeds of the Offering, assuming all units offered are sold, net of commissions, is expected to be $2,880,000. Each unit issued under the Offering will consist of one Company Share and one-half of one share purchase warrant. Each one full share purchase warrant issued under the Offering will entitle the holder to purchase one additional Company Share at a price of $0.50 per share, expiring on September 30, 2005. The net proceeds of the Offering are intended to be used by us to meet our September 21, 2004 and December 20, 2004 financing obligations to EMC under the Funding Agreement and as general working capital. Although the Offering has been approved by our Board of Directors, there is no assurance that the Offering will be completed or that we will be able to sell all of the units offered.

If the Offering is completed, it is expected that any issuances of our securities will be made pursuant to the exemptions to registration contained in Regulation S promulgated under the Exchange Act on the basis that the Offering will be made only to people who are not “U.S. Persons”, as defined under Regulation S.

ITEM 5.	OTHER INFORMATION

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K have been filed by us during the period covered by this Quarterly Report:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
December 10, 2004	December 14, 2004	Departure of directors and principal officers and the appointment of new principal officers.
September 13, 2004	November 23, 2004
Amendment to the Current Report on Form 8-K originally filed with the SEC on September 17, 2004, disclosing the change to the Company’s year end resulting from the acquisition of and merger with TSI Medical Corp.

September 13, 2004	September 17, 2004	Disclosure of the acquisition of TSI, the First Merger and the Second Merger.
August 19, 2004	August 20, 2004	Disclosure of Agreement and Plan of Merger between the Company, Acquisition Sub, TSI, Carlo Civelli and Bruno Mosimann, dated effective as of August 12, 2004.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(4)

3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.(4)

3.2	Articles of Incorporation for Relay Mines Limited.(1)

3.3	Bylaws, As Amended, for Relay Mines Limited.(4)

10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004.(4)

10.2	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(3)

10.3
Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(5)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on May 1, 2001, as amended.
(2)	Previously filed with the SEC on September 12, 2003 as an exhibit to our Annual Report on Form 10-KSB.
(3)	Previously filed with the SEC on August 20, 2004 as an exhibit to our Current Report on Form 8-K.
(4)	Previously filed with the SEC on September 17, 2004 as an exhibit to our Current Report on Form 8-K.
(5)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

Date: December 23, 2004	By:	/s/ Peter A. Hogendoorn

PETER A. HOGENDOORN
President and Chief Executive Officer