Form 10KSB
period 2005-01-31
XLR MEDICAL CORP.
filed 2005-06-06
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended January 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Name of small business issuer in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204, 1480 Gulf Road
Point Roberts, Washington 98281	98281
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 360-220-5219

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.00001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended January 31, 2005 were: Nil.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed as the average of the closing bid and asked prices as of May 27, 2005 was $11,599,940.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 27, 2005, the Issuer had 25,799,880 Shares of Common Stock outstanding.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

TABLE OF CONTENTS

ii

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate”, "believe”, "estimate”, "should”, "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we”, "us”, "our”, “the Company” and “XLR” mean XLR Medical Corp., unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated on February 2, 2001 under the laws of the State of Nevada. Until September 13, 2004, our business was focused on the acquisition, exploration and development of mineral properties. Following a review of our business, our Board of Directors determined that it was in the Company’s best interests to discontinue our mineral exploration business and to change the focus of our operations to the pursuit of opportunities in the biotechnology field.

Effective on September 13, 2004, we abandoned our mineral exploration business to focus on the business opportunities presented by our acquisition of TSI Medical Corp. (“TSI”) and by the unique cancer treatment technology currently being developed by Exelar Medical Corporation (“EMC”). EMC is a joint venture company established by TSI and the Exelar Corporation (“Exelar”), the original developers of the technology.

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

As TSI’s successor, we have assumed all of TSI’s liabilities and obligations, including TSI’s obligations with respect to a finder’s fee payable to Imaging Technology Ventures, Inc. (“ITV”) for introducing TSI to the business opportunities presented by the EMC Technology. In satisfaction of the finder’s fee, we will issue 300,000 Company Shares to ITV. We also assumed TSI’s obligations with respect to a private placement of securities completed by TSI shortly before the First Merger (the “TSI Private Placement”). Under the TSI Private Placement, TSI offered for sale 500,000 units at $0.35 per unit, with each consisting of one TSI Share and one share purchase warrant entitling the holder to acquire one additional TSI Share at a price of $0.35 per share. During the period ended October 31, 2004, we issued to subscribers 440,005 units consisting of one Company Share and one share purchase warrant entitling the holder to acquire one additional Company Share at a price of $0.35 per share (see Part II, Item 5. “Market for Common Equity and Related Stockholder Matters”).

We have also assumed TSI’s liabilities with respect to a loan agreement dated March 8, 2004 (the “CFW Loan”), pursuant to which TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from The Charles F. White Corporation (“CFW”). The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000. As security for the guarantee, TSI pledged 826,420 shares in the common stock of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. Effective on February 28, 2005, we entered into a forbearance and amendment agreement (the “Forbearance Agreement”) with CFW whereby CFW granted us until March 31, 2005 to repay the amounts owing under the CFW Loan. We were unable to repay the CFW Loan by that date and are currently in default of the CFW Loan and the Forbearance Agreement. However, CFW has not yet provided us with notice of our default and has not yet sought to enforce their remedies under those agreements.

TSI Medical Corp.

TSI was incorporated in the State of Nevada under the name Purcell Ventures Inc. on December 21, 2000 for the purpose of pursuing business opportunities presented by emerging technologies.

On March 22, 2004, TSI entered into a Technology Acquisition and Funding Agreement (the “Funding Agreement”) with EMC and Exelar, pursuant to which Exelar transferred to EMC the cancer treatment technology currently being developed by it and TSI agreed to provide EMC with equity financing in periodic installments.

The EMC Technology

EMC is currently developing a unique technology to be used in the treatment of cancerous tumors (the “EMC Technology”). The EMC Technology utilizes small super-conducting magnets to control therapeutic radiation doses delivered by photon linear accelerators. Accelerators generate therapeutic beams of X-rays (technically called high energy photon beams). Photons are packets of energy that travel though space at the speed of light. An accelerator is to a radiation therapy beam what a flashlight is to a beam of visible light. However, each photon in a flashlight beam carries only about 1/10,000,000th of the energy of a single photon in an accelerator beam. It is this huge scale-up in photon energy that allows an accelerator beam to penetrate into the body to destroy cancer cells within it. The photons from an accelerator are so energetic that when one collides with an electron in a DNA molecule (or any other chemical) in the body, the electron is ejected with great speed and the molecule is disrupted. The recoiling electron travels onward, predominantly in the same direction as the incoming photon. The recoiling electron can penetrate through downstream tissue for some centimeters and on its way destroy many additional molecules. If the molecules are part of the cancer, this contributes to curative effects. If, however, the recoiling electrons travel into healthy tissue belonging to important organs, this can lead to immediately deleterious side-effects and/or significant long-term consequences to the patient.

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

Technology Acquisition and Funding Agreement

Pursuant to the Funding Agreement with Exelar and EMC, we have the right to acquire up to a 51% interest in EMC by providing funding to EMC as follows:

Funding Date	Amount to be Paid	Number of Shares of EMC to be Acquired	Cumulative % Ownership of EMC
March 25, 2004	$325,000 (already paid)	162,500	6.7%
June 23, 2004	$575,000 (already paid)	287,500	16.5%
September 21, 2004	$1,550,000	775,000	35.0%
December 20, 2004	$1,000,000	500,000	43.1%
March 20, 2005	$1,300,000	650,000	51.0%
Total	4,750,000	2,375,000	51.0%

As of the date of filing this Annual Report, we have not provided EMC with the September 21, 2004 financing payment of $1,550,000, the December 20, 2004 financing payment of $1,000,000 or the March 20, 2005 payment of $1,300,000. Exelar had previously agreed not to exercise its default rights with respect to the September 21, 2004 payment in exchange for our agreement to shorten the period during which we may cure a default under the Funding Agreement from 20 days after receipt of notice of default to 3 days after receipt of such notice. We are currently in discussions with Exelar to amend the terms of the Funding Agreement; however, there is no assurance that we will be able to reach an agreement. As of the date of filing this Annual Report, Exelar has not exercised its default rights with respect to the remaining payments under the Funding Agreement; however, there is no assurance that it will continue to refrain from exercising those default rights. In March, 2005, we announced that we had reached a non-binding agreement in principle with an investor based in New York (the “Investor”) for a $4,700,000 convertible note financing, an amount that would have been sufficient to allow us to meet our financing obligations under the Funding Agreement. However, we have recently received notice from the Investor that, due to circumstances outside of our control, he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the Investor. We are currently exploring our options and are seeking alternative sources of financing.

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

Also under the Funding Agreement, Exelar will have the option to convert its shares of EMC into Company Shares. The number of Company Shares that Exelar will be entitled to upon conversion will be equal to 49% of the Company Shares outstanding at the time of conversion. Exelar’s option to convert can be exercised upon the earliest of the following events:

(a)	completion of our funding obligations to EMC;

(b)	default by us of any of our funding obligations to EMC;

(c)	March 1, 2005; or

(d)	an initial public offering of our stock.

As we are now past March 1, 2005, Exelar may exercise its conversion rights at any time.

Currently we have provided $900,000 in financing under the Funding Agreement. As a result we currently own approximately 16.5% of EMC, with Exelar owning the remaining 83.5% .

COMPETITION

See “Risk Factors” under Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

GOVERNMENT REGULATIONS AND ENVIRONMENT

See “Risk Factors” under Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

RESEARCH AND DEVELOPMENT

See “Risk Factors” under Item 6. “Management’s Discussion and Analysis or Plan of Operation”.

EMPLOYEES

We have no full-time employees. Our officers and directors have agreed to provide their services to us on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters is located at Suite 204, 1480 Gulf Road, Point Roberts, Washington. We are currently operating under a month to month lease and do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Mineral Claims

Prior to September 13, 2004, we were primarily engaged in the business of acquiring, exploring and developing mineral properties. In February, 2001, we acquired a 100% interest in six mineral claims located in the Lillooet Mining Division in the Province of British Columbia, Canada. In order to maintain title to these mineral claims, we were required to pay an annual fee with the Ministry of Sustainable Resource Management for the Province of British Columbia. As our Board of Directors has determined that it is in our best interests to abandon our mineral exploration business in order to focus our resources on the business opportunities presented by the EMC Technology, we have allowed our title to these mineral claims to expire.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ended January 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board (the “OTCBB”) under the symbol “XLRC”. Our shares traded on the OTCBB under the stock symbol RLYM from January 16, 2003 to September 15, 2004. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter ended April 30, 2003	N/A	N/A
2nd Quarter ended July 31, 2003	N/A	N/A
3rd Quarter ended October 31, 2003	0.1167	0.1167
4th Quarter ended January 31, 2004	0.5875	0.1167
1st Quarter ended April 30, 2004	0.51	0.275
2nd Quarter ended July 31, 2004	0.65	0.13
3rd Quarter ended October 31, 2004	0.52	0.28
4th Quarter ended January 31, 2005	0.56	0.255

The above quotations have been adjusted to reflect our 2-for-1 stock split on July 22, 2004 and 6-for-1 stock split on February 5, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations for our fiscal quarters ending April 30, 2003 through July 31, 2003 were unavailable from the OTCBB.

Holders of Common Stock

As of May 27, 2005, there were 171 registered holders of our common stock.

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

Recent Sales of Unregistered Securities

Except as described below, all unregistered sales of our equity securities made during the year ended January 31, 2005 have been reported by us in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

In satisfaction of the finder’s fee payable to ITV, we have issued 300,000 Company Shares to ITV. These shares were issued to ITV in satisfaction of a commitment provided by TSI to ITV at the time that TSI entered into the Funding Agreement with EMC and Exelar. At that time, TSI promised to issue 300,000 shares of its common stock to ITV as a finder’s fee for introducing TSI to Exelar and the business opportunities presented by the EMC Technology. ITV is a private company controlled by Douglas P. Boyd, Ph.D., our Chairman of the Board and one of our directors. These shares were issued to ITV pursuant to the exemption to registration contained in Section 4(2) of the Securities Act on the basis that the sale of these shares to ITV did not involve a public offering of our securities.

Proposed Private Placement

On September 20, 2004, our Board of Directors approved a private placement offering of up to 8,000,000 units at a price of $0.40 per unit (the “Offering”). Total proceeds of the Offering, assuming all units offered are sold, net of commissions, will be $2,880,000. Each unit issued under the Offering will consist of one Company Share and one-half of one share purchase warrant. Each one full share purchase warrant issued under the Offering will entitle the holder to purchase one additional Company Share at a price of $0.50 per share, expiring one year from the date of closing of the Offering. The net proceeds of the Offering are intended to be used by us to meet our financing obligations under the Funding Agreement and as general working capital. Although the Offering has been approved by our Board of Directors, there is no assurance that the Offering will be completed or that we will be able to sell all of the units offered.

If the Offering is completed, it is expected that any issuances of our securities will be made pursuant to the exemptions to registration contained in Regulation S promulgated under the Exchange Act on the basis that the Offering will be made only to people who are not “U.S. Persons”, as defined under Regulation S.

Convertible Note Financing

In March, 2005, we announced that we had negotiated a $4,700,000 convertible note financing with an investor based in New York (the “Investor”). We had reached a non-binding letter of intent with the Investor which was subject to the completion of a formal private placement agreement. However, we have recently received notice from the Investor that, due to circumstances outside of our control, he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the Investor. We are currently exploring our options and are seeking alternative sources of financing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Subject to our receiving the necessary financing, our plan of operation for the next twelve months is to meet our funding obligations to EMC under the Funding Agreement. Under the Funding Agreement, we are required to provide EMC with aggregate financing in the amount of $3,850,000 and are currently in default of our obligations (see “Technology Acquisition and Funding Agreement” above). As of the date of filing this Annual Report, Exelar has not exercised its default rights under the Funding Agreement; however, there is no assurance that it will continue to refrain from exercising these rights. The amounts payable to EMC under the Funding Agreement are in excess of our current financial resources and we will not be able to proceed with our plan of operations unless we acquire significant additional financing.

We had reached a non-binding agreement in principle for a $4,700,000 convertible note financing, an amount that would have been sufficient to allow us to meet our obligations under the Funding Agreement. Completion of the convertible note financing was subject to the finalization of formal agreements. However, we have received notice from the proposed investor that he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the convertible note financing.

We plan to pursue equity financing through the sale of Company Shares on a private placement basis. Our Board of Directors has approved the offering of up to 8,000,000 units to be issued at a price of $0.40 per unit for total potential proceeds net of commissions of $2,880,000. However, there is no assurance that the Offering will be completed or that all of the units offered will be sold.

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

In accordance with generally accepted accounting principles, TSI has been treated as the acquiring entity for accounting purposes. As such, the results of operations presented in this Annual Report reflect the financial results of TSI for the period from inception on December 21, 2000 onwards and the financial results of Relay Mines Limited from the date of the Second Merger on September 15, 2004 onwards.

Summary of Year End Results
	Year Ended January 31
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$ --	$ --	--
Expenses	(805,531)	(530,339)	51.9%
Loss Before Other Items	(805,531)	(530,339)	51.9%
Interest Expense	(154,404)	(14,714)	949.4%
Impairment Losses On Investments	(1,285,568)	--	100%
Net Income (Loss)	$ (2,245,503)	$ (545,053)	312.0%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues until such time as testing and development of the EMC Technology has been completed. We are presently in the development stage of our business and we can provide no assurance that EMC will be able to complete commercial development or successfully sell or license products incorporating the EMC Technology once development is complete.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
			Percentage
	2005	2004	Increase / (Decrease)
Consulting and Management Fees	$557,357	$224,550	148.2%
General and Administrative	248,174	305,789	(18.8)%
Total	$805,531	$530,339	51.9%

The overall increase in our expenses corresponds with our increase in activity during the fiscal year ended January 31, 2005 as a result of our acquisition of an interest in EMC and the EMC Technology. During the year, we incurred management fees of $299,210 paid to one of our former directors and management fees of $80,512 to our former secretary and director.

Impairment Charges

During the year, we recorded impairment charges of $385,568 and $900,000 for our investments in TechniScan and EMC, respectively. We recorded these impairment charges in order to reflect the uncertain value of these investments.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows		Year Ended January 31
		2005	2004
Net Cash used in Operating Activities		$(562,540)	$(338,665)
Net Cash used in Investing Activities		(300,010)	(385,568)
Net Cash provided by Financing Activities		881,018	730,656
Net Increase in Cash During Period		$18,468	$6,423

Working Capital
			Percentage
	At January 31, 2005	At January 31, 2004	Increase / (Decrease)
Current Assets	$24,923	$6,455	286.1%
Current Liabilities	(1,474,628)	(425,193)	246.8%
Working Capital Deficit	$(1,449,705)	$(418,738)	246.2%

As at January 31, 2005, we had cash on hand of $24,923. The increase in our current liabilities is largely a result of increases in our operating activities during the year ended January 31, 2005 and the resulting increase in our capital requirements. As at January 31, 2005, we owed $471,965 to various of our current and former officers and directors for expenses incurred on behalf of the Company. In addition, we had loans payable in the amount of $876,000, made up of amounts owing under the CFW Loan and of amounts borrowed from private investors. In addition, we had accounts payable and accrued liabilities of $45,102 and $81,561, respectively.

We currently have insufficient capital reserves to meet our obligations under the Funding Agreement. As such, we are technically in default of the provisions of the Funding Agreement; however, we have not yet received a notice of default from Exelar. In March, 2005, we announced that we had reached a non-binding agreement in principle with an investor based in New York (the “Investor”) for a $4,700,000 convertible note financing, an amount that would have been sufficient to allow us to meet our financing obligations under the Funding Agreement. However, we have recently received notice from the Investor that, due to circumstances outside of our control, he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the Investor. We are currently exploring our options and are seeking alternative sources of financing.

Our Board of Directors has also approved a private placement offering of 8,000,000 units at a price of $0.40 per unit for total potential proceeds of $2,880,000 net of conversions. However, there is no assurance that the private placement offering will be completed or that we will be able to sell all units offered under the private placement. Even if all units are sold under the private placement, the funds received will be insufficient to allow us to meet all of our obligations under the Funding Agreement without additional financing.

We are a development stage company and we currently have no sources of revenue to provide incoming cash flows with which to sustain future operations. Our ability to emerge from the development stage is dependent on our ability to raise additional financing and to generate future revenues, of which there is no assurance. As such, our auditors have expressed the opinion that there is a substantial doubt as to our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are more thoroughly described in Note 2 to the audited consolidated financial statements included in this Annual Report.

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

As of the date of filing of this Annual Report, we had not provided EMC with the $1,550,000 financing payment due by September 21, 2004, the $1,000,000 payment due by December 20, 2004 or the $1,300,000 payment due by March 20, 2005. Although Exelar has not exercised its default rights at this time, there is no assurance that we will be able to acquire sufficient financing to meet our obligations under the Funding Agreement. If sufficient financing is not available or obtainable, our ability to acquire or retain our interest in EMC may be substantially limited and investors may lose a substantial portion or all of their investment. We currently do not have sufficient financing arrangements in place to meet our funding obligations to EMC and there is no assurance that we will be able to acquire the required financing on acceptable terms or at all.

Liabilities of TSI

As a result of our acquisition of and merger with TSI, we have assumed all of TSI’s liabilities.

We are currently in default of the CFW Loan as amended by the Forbearance Agreement. This loan is secured by 826,240 shares of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. CFW has not yet exercised its default rights; however, there is no assurance that it will continue to refrain from exercising those rights. If CFW exercises its default rights before we are able to obtain sufficient financing to repay the CFW Loan, we may lose our rights to the TechniScan shares and CFW may seek to take legal action to enforce their rights. If CFW is successful in any legal proceedings it may bring, our ability to meet our plan of operations and to continue as a going concern may be substantially limited.

Limited Operating History And Risks Of A New Business Venture

TSI was incorporated on December 21, 2000 and, until its entry into the Funding Agreement on March 22, 2004, had been involved in organizational and development activities and seeking business opportunities. TSI had not earned any revenues prior to its merger with Acquisition Sub and has not earned any revenues since that time.

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

EMC’s Operations Are Subject To Extensive Government Regulations

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

ITEM 7. FINANCIAL STATEMENTS.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)

Index

1.	Report of Independent Registered Public Accounting Firm		F–1

2.	Audited Financial Statements for the Year Ended January 31, 2005, including:

	a.	Consolidated Balance Sheets at January 31, 2005 and January 31, 2004;	F–2

	b.	Consolidated Statements of Operations for the years ended January 31, 2005 and January 31, 2004;	F–3

	c.	Consolidated Statements of Cash Flows for the years ended January 31, 2005 and January 31, 2004; and	F–4

	d.	Consolidated Statement of Stockholders’ Deficit for the years ended January 31, 2005 and January 31, 2004;	F–5

	e.	Notes to the Consolidated Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
XLR Medical Corp. (formerly Relay Mines Limited)
(A Development Stage Company)

We have audited the accompanying balance sheet of XLR Medical Corp. (formerly Relay Mines Limited) as of January 31, 2005, and the related statements of operations, cash flows and stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of XLR Medical Corp. as of January 31, 2004, and the related statements of operations, cash flows and stockholders’ deficit for the year then ended and for the period from December 21, 2000 (Date of Inception) to January 31, 2004 were audited by other auditors in their report dated October 20, 2004. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of XLR Medical Corp. as of January 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has suffered recurring operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 13, 2005, except for Notes 12(a) and (c) as to which the date is June 6, 2005

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	January 31,
	2005	2004
	$	$
ASSETS
Current Assets
Cash	24,923	6,455
Total Current Assets	24,923	6,455
Investments (Notes 3 and 4)	–	385,568
Total Assets	24,923	392,023
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	45,102	3,316
Accrued liabilities	81,561	–
Due to related parties (Note 5)	471,965	266,877
Loans payable (Note 7)	876,000	155,000
Total Liabilities	1,474,628	425,193
Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Deficit
Common Stock (Note 8)
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 25,799,880 and 9,492,667 shares, respectively	258	95
Additional Paid-in Capital	1,689,616	866,811
Additional Common Stock Subscribed	6,000	–
Deficit Accumulated During the Development Stage	(3,145,579)	(900,076)
Total Stockholders’ Deficit	(1,449,705)	(33,170)
Total Liabilities and Stockholders’ Deficit	24,923	392,023

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	December 21, 2000	For the Year
	(Date of Inception)	Ended
	to January 31,	January 31,
	2005	2005	2004
	$	$	$
Revenue	–	–	–

Expenses
Consulting and management fees (Note 5) (1)	895,407	557,357	224,550
General and administrative	672,486	248,174	305,789
Total Expenses	1,567,893	805,531	530,339
Loss Before Other Items	(1,567,893)	(805,531)	(530,339)
Impairment losses on investments (Notes 3 and 4)	(1,408,568)	(1,285,568)	–
Interest expense (Note 7)	(169,118)	(154,404)	(14,714)
Net Loss for the Period	(3,145,579)	(2,245,503)	(545,053)

Net Loss Per Share – Basic and Diluted		(0.14)	(0.06)

Weighted Average Shares Outstanding		15,620,000	8,963,000
(1) Stock-based compensation is included in the following:
Consulting and management fees	68,960	68,960	–

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	December 21, 2000
	(Date of Inception)	Year Ended
	to January 31,	January 31,
	2005	2005	2004
	$	$	$
Cash Flows Used in Operating Activities
Net loss	(3,145,579)	(2,245,503)	(545,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment losses on investments	1,285,568	1,285,568	–
Stock-based compensation	68,960	68,960	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	126,663	123,347	(11,389)
Due to related parties	471,965	205,088	217,777
Net Cash Used in Operating Activities	(1,192,423)	(562,540)	(338,665)
Cash Flows Used In Investing Activities
Net book value of assets acquired in reverse merger, net of cash	599,990	599,990	–
Investment in Exelar Medical Corp.	(900,000)	(900,000)	–
Investment in TechniScan Inc.	(385,568)	–	(385,568)
Net Cash Used in Investing Activities	(685,578)	(300,010)	(385,568)
Cash Flows From Financing Activities
Cash received in reverse merger	18	18	–
Proceeds from loans payable	876,000	721,000	155,000
Proceeds from sale of common stock	1,026,906	160,000	575,656
Net Cash Provided by Financing Activities	1,902,924	881,018	730,656
Increase in Cash	24,923	18,468	6,423
Cash – Beginning of Period	–	6,455	32
Cash – End of Period	24,923	24,923	6,455
Non-cash Investing and Financing Activities
Stock-based compensation	68,960	68,960	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
From December 21, 2000 (Date of Inception) to January 31, 2005
(expressed in U.S. dollars)

					Accumulated
	Common Stock			Additional	Deficit
	Number		Additional	Common	During the
	Of		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
		$	$	$	$	$

Balance, December 21, 2000 (Date of
inception)	–	–	–	–	–	–

Balance, January 31, 2001	–	–	–	–	–	–

January 11, 2002 - Shares issued for cash
at $ 0.001	5,000,000	5,000	–	–	–	5,000
January 29, 2002 - Shares issued for cash
at $ 0.01	3,000,000	3,000	27,000	–	–	30,000
Net loss for the year	–	–	–	–	(14,573)	(14,573)

Balance, January 31, 2002	8,000,000	8,000	27,000	–	(14,573)	20,427
				–
Shares issued for cash at $0.50	512,500	513	255,737	–	–	256,250
Net loss for the year	–	–	–	–	(340,450)	(340,450)

Balance, January 31, 2003	8,512,500	8,513	282,737	–	(355,023)	(63,773)

June 23, 2003 – Shares issued for cash at
$0.50	432,500	432	215,818	–	–	216,250
September 30, 2003 – Shares issued for
cash at $0.75	547,667	548	410,202	–	–	410,750
September 30, 2003 – Share issuance
costs	–	–	(51,344)	–	–	(51,344)
Net loss for the year	–	–	–	–	(545,053)	(545,053)

Balance, January 31, 2004	9,492,667	9,493	857,413	–	(900,076)	(33,170)

Adjustment for change in par value	–	(9,398)	9,398	–	–	–

	9,492,667	95	866,811	–	(900,076)	(33,170)
Recapitalization transactions – September
13, 2004
Shares of Relay Mines Limited	73,367,208	734	(734)	–	–	–
Cancellation of shares of two directors	(60,000,000)	(600)	600	–	–	–
Shares issued pursuant to subscriptions
received prior to the recapitalization	2,500,000	25	(25)	–	–	–
Net assets of Relay Mines Limited
acquired (Note 5)	–	–	600,008	–	–	600,008
Shares issued for cash on October 15,
2004	440,005	4	153,996	–	–	154,000
Share subscriptions received	–	–	–	6,000	–	6,000
Stock options issued for services on
October 19, 2004	–	–	68,960	–	–	68,960
Net loss for the year	–	–	–	–	(2,245,503)	(2,245,503)

Balance, January 31, 2005	25,799,880	258	1,689,616	6,000	(3,145,579)	(1,449,705)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations, Recapitalization and Continuance of Business

Relay Mines Limited (“Relay”) was incorporated in the State of Nevada on February 2, 2001. Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), Relay acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Merger of TSI by Relay is considered a recapitalization of TSI whereby TSI is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of Relay since the reverse merger (September 13, 2004) and the historical accounts of TSI since the date of its inception, December 21, 2000. All significant intercompany balances and transactions have been eliminated on consolidation. Relay changed its name to XLR Medical Corp. (the “Company” or “TSI” for transactions entered into prior to the Merger) and changed its trading symbol to XLRC.

TSI is involved in a joint venture with Exelar Corporation (“Exelar”) for the purpose of developing a patented technology that utilizes small superconducting magnets to focus and control dosages of therapeutic radiation for the treatment of cancerous tumours (the “Technology”). Under a Technology Acquisition and Funding Agreement dated March 22, 2004 with Exelar Corporation (the “Exelar Agreement”), Exelar transferred the Technology to its wholly-owned subsidiary, Exelar Medical Corporation (“EMC”), and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC.

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

At January 31, 2005, the Company had a working capital deficit of $1,449,705 and has incurred losses of  $3,145,579 since inception. The Company will not be able to complete its funding obligations under the Exelar  Agreement without acquiring substantial additional financing in the near future. If financing is not available or  attainable, the Company’s ability to retain or increase its interest in EMC will be substantially limited. The Company  currently does not have sufficient financing arrangements in place to meet its funding obligations to EMC and there  is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The  Company expects to fund itself by the sale of shares or the issuance of debt.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles

a)	Basis of Accounting and Fiscal Year End

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company has changed its fiscal year end of June 30 to that of TSI, which is January 31 because of the reverse merger. The historical financial statements presented are those of TSI.

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

e)	Foreign Currency Translation

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

The Company has also adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

2004 Stock Option Plan

The Company adopted a Stock Option Plan dated September 13, 2004 under which the Company is authorized to grant options to acquire up to a total of 1,450,000 common shares.

The Company recognized stock-based compensation expense of $68,960 (2004 - $nil) which is included in consulting and management fees expense. The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each year.

	Year ended
	January 31,
	2005	2004
	$	$

Net loss — as reported	(2,245,503)	(545,053)
Add: Stock-based compensation expense included in
net loss — as reported	68,960	–
Deduct: Stock-based compensation expense
determined under fair value method	(499,960)	–

Net loss — pro forma	(2,676,503)	(545,053)

Net loss per share (basic and diluted) — as reported	(0.14)	(0.06)
Net loss per share (basic and diluted) — pro forma	(0.17)	(0.06)

The fair value of the options granted during the year was estimated at the date of grant using the Black- Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.40%, expected volatility of 152%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.34 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $431,000 for the year ended January 31, 2005. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, as the Company had net losses.

(j)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of the Company’s inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will be able to utilize the net operating losses carried forward in future years.

l)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 123R (“SFAS 123R”), “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.	Investment in TechniScan Inc.

On June 25, 2003, TSI and TechniScan, Inc. (“TechniScan”) executed an operating agreement (the “Operating Agreement”) to effect a joint venture to form a Utah limited liability company called SafeScan Medical Systems, LLC (“SafeScan”) for the purposes of commercializing TechniScan’s Proprietary Inverse Scattering Technology. However, as of November 15, 2003, TSI failed to comply with the capital contribution obligation of the Operating Agreement. As a result, TSI converted its capital contribution to the joint venture into an investment in the common shares of TechniScan. TSI acquired 826,420 shares at $0.40 per share. TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. Upon the conversion, TSI had no further interest in SafeScan or any of its assets. These shares are lodged as security for a loan (Note 7(a)). During the year ending January 31, 2005, the Company recognized an impairment loss of $385,568, due to the uncertainty of future cash flows produced by the investment since TechniScan has no revenue and is developing a new technology.

4.	Investment in Exelar Medical Corp.

On March 22, 2004, TSI entered into a Technology Acquisition and Funding Agreement (the “Exelar Agreement”) with Exelar and EMC to acquire and develop a technology utilizing super-conducting magnets to control therapeutic radiation doses delivered by photon linear accelerators (the “Technology”). TSI will participate in the development and commercialization of the Technology by funding the acquisition and development of the Technology. Under the Exelar Agreement, Exelar transferred the Technology to its wholly owned subsidiary, EMC, and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC. Under the Exelar Agreement, to complete the acquisition of the first 51% of EMC, TSI must:

i)	fund EMC $900,000 by June 23, 2004 (funded) to earn a 16.5% interest (earned);

ii)	fund EMC a further $1,550,000 by September 21, 2004 to earn an additional 18.5% interest (extended but not in default);

iii)	fund EMC a further $1,000,000 by December 20, 2004 to earn an additional 8.1% interest (extended but not in default); and

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

If EMC requires additional funding, the Company has the option to acquire an additional 9% interest, for a total of  60%, by funding EMC a further $1,500,000. Exelar has an option to convert up to 100% of its shares of EMC into  such number of common shares as shall, after their issuance, represent 49% of the outstanding and issued shares  of the Company, on a fully diluted basis. Exelar’s option to convert cannot be exercised until the earliest of the  following events has occurred:

i)	Completion of the Company’s funding obligations to EMC;

ii)	Default by the Company of any of its funding obligations to EMC;

iii)	March 1, 2005; or

iv)	An initial public offering of the Company’s shares.

During the year ending January 31, 2005, the Company recognized an impairment loss of $900,000, due to the uncertainty of future cash flows produced by the investment since EMC has no revenue and is developing a new technology.

5.	Related Party Transactions

a)
Various officers, directors and the former President of the Company are due a total of $471,965 (2004 - $266,877) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

5.	Related Party Transactions (continued)

b)	The Company incurred management fees of $15,000 (2004 - $Nil) to the President and CEO of the Company during the year ended January 31, 2005.

c)	The Company incurred management fees of $299,210 (2004 - $90,000) to a former director during the year ended January 31, 2005. See Note 12(c)

d)	The Company incurred management fees of $23,300 (2004 - $7,550) to the Vice-President of the Company during the year ended January 31, 2005.

e)	The Company incurred management fees of $69,000 (2004 - $16,000) to the CFO of the Company during the year ended January 31, 2005.

f)	The Company incurred management fees of $80,512 (2004 - $54,000) to the former Secretary and director of the Company during the year ended January 31, 2005. See Note 12(c).

6.	Recapitalization Transaction

On September 13, 2004, TSI recapitalized itself by merging with Relay, a publicly listed company.

The following table provides a reconciliation of the net assets acquired of Relay in this recapitalization transaction.

		Transactions from
	Relay	July 1, 2004 to	Relay
	June 30, 2004	September 13, 2004	September 13, 2004
	(audited)	(unaudited)	(unaudited)
	$	$	$

Cash	18	–	18
Advance to TSI Medical Corp.	625,000	97,320	722,320

Total Assets	625,018	97,320	722,338
Less liabilities	(21,254)	(1,076)	(22,330)
Less loan from Aton Select Fund Ltd.	–	(100,000)	(100,000)

Net assets acquired	603,764	(3,756)	600,008

Summary of Transactions:

a)	On July 27, 2004, Relay received a loan from Aton Select Fund Ltd. In the amount of $100,000. These funds were advanced to TSI prior to the recapitalization of TSI.

b)	Professional fees of $3,756 were incurred and charged to operations.

7.	Loans Payable

a)
By a Loan Agreement dated March 8, 2004, TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from Charles F. White Corp. (“CFW”). The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000 payable at maturity. As security for the guarantee, TSI pledged its shares in the common stock of TechniScan (Note 3). The bonus has been included in interest expense. In the event of default, additional interest was to accrue on the unpaid amount at 2% per month, compounded monthly. TSI received notice that the loan was in default.

On February 28, 2005, the Company entered into a Forbearance and Amendment Agreement with CFW, in which CFW agreed to refrain from enforcing its rights and remedies against the Company until March 31, 2005. Under the terms of the Agreement, the Company agreed to pay to CFW the proceeds of any transaction not in the ordinary course of its business, provided that the Company has a working capital surplus in excess of $100,000. The payment of any such proceeds will be credited against the amounts owing to CFW under the Loan Agreement. The terms of the Loan Agreement were amended as follows:

(i)	Interest on the $500,000 principal amount will accrue at 12% per annum from the date of advancement of the funds, without any additional interest thereon; and

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.	Loans Payable (continued)

(ii)	Interest on the $80,000 bonus payable will accrue at 24% per annum, beginning on the date of default under the Loan Agreement, being July 2, 2004.

As at January 31, 2005, interest expense of $57,059 on the loan and $11,549 on the bonus has been accrued and is included in accrued liabilities.

Although default has occurred under the Forbearance and Amendment Agreement, CFW has not enforced its right and remedies against the Company as at May 13, 2005.

b)	A person related to CFW loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

c)
On July 27, 2004, Relay received a loan from Aton Select Fund Ltd. in the amount of $100,000, which is non- interest bearing, unsecured and due on demand. These funds were advanced to TSI to assist TSI in funding the obligations due pursuant to the Exelar Agreement as discussed in Note 4.

d)
On October 19, 2004, the Company received a loan from Carnavon Trust Reg. in the amount of $71,000 which is interest bearing at 5% per annum, unsecured and due on demand. The former President of the Company is a director of Carnavon Trust Reg.

e)
On December 20, 2004, the Company received a loan from Clarion Finanz AG in the amount of $100,000, which is interest bearing at 5% per annum, unsecured and due on demand. The former President of the Company is a director of Clarion Finanz AG.

8.	Common Stock

a)
Prior to the recapitalization of TSI, Relay had 73,367,208 shares of common stock issued and outstanding. Pursuant to the Merger as outlined in Note 1, a total of 60,000,000 shares of common stock held by two former directors were cancelled without payment of consideration and 9,492,667 shares of TSI’s common stock were exchanged for 9,492,667 shares of the Company’s common stock.

b)
On June 23, 2004, Relay received stock subscriptions for 2,500,000 units at a price of $0.25 per unit for total proceeds of $625,000. These funds were wired to Relay’s lawyer’s trust account and then advanced to TSI Medical Corp. ahead of the Merger. These units were issued on October 4, 2004. Each unit consisted of one common share and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at a price of $0.25 per share for a period of one year.

c)
Prior to the recapitalization of TSI, TSI offered for sale a private placement of 500,000 units at a price of $0.35 per unit. Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.35 per share. Pursuant to the Merger, the Company assumed the obligation of TSI to issue units. On October 15, 2004, the Company issued 440,005 units for total cash proceeds of $154,000. Each unit issued consisted of one share of the Company and one warrant, which allows the warrant holder to acquire one additional share of the Company at $0.35 per share for a period ending August 30, 2005.

9.	Stock Option Plan

The Company has a Stock Option Plan to issue 1,450,000 shares to former holders of TSI options, approved September 13, 2004. Pursuant to the Plan the Company has granted stock options to the former holders of TSI Medical Corp. options.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Stock Option Plan (continued)

The following table summarizes the continuity of the Company’s stock options:

	January 31, 2005		January 31, 2004
		Weighted		Weighted
		average		average
	Number of	exercise price	Number of	exercise price
	shares	$	shares	$

Outstanding, beginning of year	–	–	–	–
Granted	1,450,000	0.50	–	–
Exercised	–	–	–	–
Forfeited / cancelled	–	–	–	–
Outstanding, end of year	1,450,000	0.50	–	–

Additional information regarding options outstanding as at January 31, 2005 is as follows:

		Outstanding		Exercisable

Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise Price	Number of	contractual life	exercise price	Number of	exercise price
$	shares	(years)	$	shares	$

0.50	1,450,000	4.3	0.50	1,450,000	0.50

10.	Warrants

As at January 31, 2004, the Company had no warrants outstanding.

As at January 31, 2005, the Company had the following warrants outstanding:

Exercise Price	Number of
$	Warrants	Expiry Date
0.35	440,005	August 30, 2005
0.25	1,250,000	October 4, 2005
	1,690,005

11.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $1,791,000 since inception on December 21, 2000, which commence expiring in 2021. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $302,000 and $185,000, respectively. The components of the net deferred tax asset at January 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

11.	Income Taxes (continued)

	2005	2004
	$	$
Net Operating Loss	1,791,000	900,000
Statutory Tax Rate	35%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	626,850	306,000
Valuation Allowance	(626,850)	(306,000)
Net Deferred Tax Asset	–	–

12.	Subsequent Events

a)
a) The Company entered into a non-binding Letter of Intent on March 17, 2005, subject to the completion of a formal private placement agreement, to issue a $4,700,000 convertible note to an investor. The proceeds will be used to fund the completion of the Company’s acquisition of a 51% interest in EMC. Refer to Note 4. The convertible note will be secured by the Company’s interest in EMC and will be convertible at the option of the holder into units at $0.40 per unit. Each unit will consist of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase one additional share of the Company’s common stock at a price of $0.60 per share for a period of five years from the date the convertible note is issued. Subject to the approval of EMC, the investor will also be assigned the Company’s option to acquire an additional interest of approximately 9% of EMC by providing the additional funding to EMC. On June 6, 2005, the Company received notice from the investor that he has withdrawn from the Letter of Intent and will not be entering into any financing agreement with the Company.

b)	On April 5, 2005, a new director was issued options to acquire 700,000 common shares at an exercise price of $0.70 per share expiring April 6, 2009.

c)
On May 26, 2005, the Board of Directors resolved to record cash advances of $209,210 and $12,500 made to a former director (see Note 5(c)) and the former Secretary and director of the Company (see Note 5(f)), respectively, during the year as management fees.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

Except as described below or as otherwise described in this Annual Report, all information required to be disclosed in a Current Report on Form 8-K since the end of our third quarter for the fiscal year ended January 31, 2005 has been reported by us by the filing of such reports with the SEC.

Regulation FD Disclosure

In March, 2005, we announced that we had reached a non-binding agreement in principle with an investor based in New York (the “Investor”) for a $4,700,000 convertible note financing, an amount that would have been sufficient to allow us to meet our financing obligations under the Funding Agreement. However, we have recently received notice from the Investor that, due to circumstances outside of our control, he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the Investor. We are currently exploring our options and are seeking alternative sources of financing.

A copy of the press release announcing that we will not be receiving the expected financing from the Investor is attached as an exhibit to this report.

Reports Filed on Form 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for the fiscal year ended January 31, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

February 28, 2005	March 3, 2005	Disclosure of entry into Forbearance and Amendment Agreement with CFW.

March 16, 2005	March 22, 2005	Disclosure of convertible note financing.

April 5, 2005	April 20, 2005	Disclosure of appointment of new director and officer.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name	Age	Position

Douglas P. Boyd, Ph.D.	63	Chairman of the Board and a Director

Peter A. Hogendoorn	49	Chief Executive Officer, President and a Director

Logan B. Anderson	50	Chief Financial Officer, Treasurer, Secretary and a Director

Douglas P. Boyd, Ph.D. has been the Chairman of our Board of Directors and one of our directors since April 5, 2005. Dr. Boyd is an internationally recognized expert in radiology and computed tomography (“CT”) imaging systems, and has pioneered the development of fan-beam CT scanners, Xenon detector arrays and EBT scanners. Dr. Boyd has been awarded 13 U.S. patents and was awarded the prestigious Conway Safe Skies Award in 1992 for contributions made to airline safety for developing a high speed CT baggage screening device for detecting explosives. In addition to acting on the board of directors for a number of private development stage technology companies, Dr. Boyd also serves as an Adjunct Professor of Radiology at the University of California, San Francisco, has published more than 100 scientific papers, and is a frequent speaker at universities and symposiums.

From 2001 to 2004, Dr. Boyd was the Chief Scientist at GE Imatron, a company he helped found in 1983 and which was acquired by General Electric in 2001. Imatron is a medical technology company engaged in designing, marketing, manufacturing and servicing electron beam tomography (“EBT”) scanners. From 1990 to 2001, Dr. Boyd acted as Chairman of the Board and Chief Technology Officer for Imatron, and from 1983 to 1990, Dr. Boyd served as President and Chief Executive Officer for Imatron.

From 1990 to 2004, Dr. Boyd served as a member of the Board of Directors and as Chairman of the Audit Committee for InVision Technologies, Inc. InVision is a company that manufactures explosives detection systems for the aviation industry and began as a joint venture company of Imatron. InVision was acquired by General Electric in 2004.

From 1997 to 2002, Dr. Boyd served as a member of the Board of Directors and as Chairman of the Board for AccuImage Diagnostics Corp. AccuImage is engaged in the development, marketing and sale of software used for medical data and interactive medical image visualization. AccuImage was acquired by Merge Technologies Incorporated in 2005.

From 2001 to 2004, Dr. Boyd served as a member of the Board of Directors for TherMatrx, Inc., a private corporation that developed an advanced microwave therapy device used to treat benign prostate hyperplasia. TherMatrx was acquired in 2004 by American Medical Systems Holdings Inc.

Dr. Boyd currently serves as a member of the Board of Directors of TechniScan Inc. and as Managing Director of Imaging Technology Ventures Inc. (“ITV”). TechniScan is a private company developing a new form of ultrasound scanner to be used for detecting breast cancer. We currently own 826,420 shares of TechniScan. Our shares of TechniScan are currently pledged as security for a $500,000 loan from The Charles F. White Corporation.

Peter A. Hogendoorn has been a director of XLR since September 13, 2004. Effective on December 10, 2004, Mr. Hogendoorn was also appointed as our President and Chief Executive Officer. Mr. Hogendoorn has been the President and owner of 499375 BC Limited since 1993, a consulting firm for numerous start-ups and junior public companies, including: International Wayside Goldmines (IWA:TSX), Integral Technologies (ITKG:OTCBB), Cryopak Industries Inc. (CYPKF:OTCBB), LML Payment Systems (LMLP:NASDAQ) and

NS8 Corporation (NSEO:OTCBB). Mr. Hogendoorn acted as the Chief Executive Officer and a director of NS8 Corporation, a public company, from January 2003 to July 2004. NS8 Corporation developed two primary patent pending technologies that changed the way digital content is delivered and secured over IP based systems. Mr. Hogendoorn was responsible for expanding NS8 Corporation from 9 employees to 45, leading it from R&D to commercial deployment, developing its business plan from a subscriber based direct to consumer model to a middleware and licensing model and raising all operating capital (approximately $9 million). Mr. Hogendoorn continues to consult for NS8 Corporation in its capital markets objectives and financing activities. From 1997 to 2002, Mr. Hogendoorn was employed by LML Payment Systems Inc. to initiate and maintain a comprehensive investor relations program and assist in financing initiatives. LML developed and market patented payment processing systems in the U.S. for converting checking account based transactions into electronic check conversions, eliminating the actual paper in the process.

Logan B. Anderson was a director and the President of TSI from January 2002 until May 2003. In addition to his current positions, Mr. Anderson held the positions of Chief Executive Officer and President from September 13, 2004 to December 10, 2004. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977) and is an Associated Chartered Accountant (New Zealand). Mr. Anderson is the Chief Executive Officer and a director of Worldbid Corporation (WBID:OTCBB), a business to business Internet company. Mr. Anderson was appointed as a director of Worldbid Corporation on August 10, 1998 and was appointed as the Chief Executive Officer of Worldbid Corporation on July 31, 2001.

Significant Employees

We do not have any significant employees other than our officers and directors. The following are the key employees and consultants of EMC:

Leonard Reiffel, Ph.D.

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

Audit Committee

We are not a listed issuer and, under the rules of the OTCBB, our Board of Directors is not required to maintain a separately-designated standing audit committee. As such, pursuant to Section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors acts as our audit committee.

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

Compliance With Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that except for the following persons, during the year ended January 31, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them:

Name and Relationship to Company	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Douglas P. Boyd, Ph.D. Chairman of the Board and a Director	One	One	None

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

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered to us in all capacities for the fiscal periods ended January 31, 2003, January 31, 2004 and January 31, 2005.

		Annual Compensation(1)				Long Term Compensation(1)
					Other
					Annual	Restricted		LTIP	All Other
					Compen-	Stock	Options/	payouts	Compen-
Name	Title	Year	Salary	Bonus	sation	Awarded	Compen-	($)	sation

Douglas P. Boyd,	Chairman of the	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ph.D.(2)	Board & Director	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
		2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Peter A.	Chief Executive	2005	$15,000	NIL	NIL	NIL	NIL	NIL	NIL
Hogendoorn(2)	Officer, President	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	& Director	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Logan B.	Chief Financial	2005	$69,000	NIL	NIL	NIL	275,000	NIL	NIL
Anderson(2)	Officer, Treasurer,	2004	$16,000	NIL	NIL	NIL	NIL	NIL	NIL
	Secretary & Director	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Chet Kurzawski	Vice-President,	2005	$23,300	NIL	NIL	NIL	275,000	NIL	NIL
	Investor Relations	2004	$7,550	NIL	NIL	NIL	NIL	NIL	NIL
		2003	$12,500	NIL	NIL	NIL	NIL	NIL	NIL

Derek R. Van	Former Secretary	2005	$80,512	NIL	NIL	NIL	375,000	NIL	N/A
Laare(2)		2004	$54,000	NIL	NIL	NIL	NIL	NIL	N/A
		2003	$24,000	N/A	N/A	N/A	N/A	N/A	N/A

Harold C. Moll(2)	Former Director	2005	$299,210	NIL	NIL	NIL	500,000	NIL	NIL
		2004	$90,000	NIL	NIL	NIL	NIL	NIL	NIL
		2003	$60,000	N/A	N/A	N/A	N/A	N/A	N/A

(1)	TSI has been treated as the acquiring entity for accounting purposes. As such, for the periods prior to September 13, 2004, the amounts presented represent compensation paid/awarded by TSI.

(2)
Mr. Anderson, Mr. Van Laare, Mr. Moll and Mr. Hogendoorn were appointed as directors and/or officers of the Company effective on September 13, 2004. Mr. Moll and Mr. Van Laare resigned as directors and officers of the Company effective December 10, 2004. Mr. Boyd was appointed as a director and officer of the Company effective on April 5, 2005.

STOCK OPTION GRANTS

During our most recent fiscal year ended January 31, 2005, the following stock options were granted to our directors and officers.

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (per Share)	Expiration Date
Douglas P. Boyd, Ph.D., Chairman of the Board and Director	NIL	NIL	N/A	N/A
Peter A. Hogendoorn, President, Chief Executive Officer, and Director	NIL	NIL	N/A	N/A
Logan B. Anderson, Chief Financial Officer, Treasurer, Secretary and Director	275,000 Company Shares	22.0%	$0.50	May 31, 2009
Chet Kurzawski, Vice-President, Investor Relations	100,000 Company Shares	0.08%		May 31, 2009
Derek R. Van Laare, Former Secretary	375,000 Company Shares	30.0%	$0.50	May 31, 2009
Harold C. Moll, Former Director	500,000 Company Shares	40.0%	$0.50	May 31, 2009

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended January 31, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Number of Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Fiscal Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) exercisable / unexercisable(1)
Douglas P. Boyd, Ph.D., Chairman of the Board and Director	N/A	N/A	N/A	N/A
Peter A. Hogendoorn, President, Chief Executive Officer, and Director	NIL	NIL	N/A	N/A
Logan B. Anderson, Chief Financial Officer, Treasurer, Secretary and Director	NIL	NIL	275,000 Exercisable	NIL Exercisable
Chet Kurzawski, Vice-President, Investor Relations	NIL	NIL	100,000 Exercisable	NIL Exercisable
Derek R. Van Laare, Former Secretary	NIL	NIL	375,000 Exercisable	NIL Exercisable
Harold C. Moll, Former Director	NIL	NIL	500,000 Exercisable	NIL Exercisable

(1)        Based on a closing price for our common stock on January 31, 2005 of $0.50 per share.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of Company Shares owned beneficially as of May 27, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Position with Company	Amount and Nature of Ownership(1)	Percent of Class(5)
DIRECTORS AND OFFICERS
Common Stock	Douglas P. Boyd, Ph.D.	Chairman of the Board & Director	1,000,000(2) Direct and Indirect	2.4%
Common Stock	Peter A. Hogendoorn	Chief Executive Officer, President & Director	2,250,000 Direct	8.7%
Common Stock	Logan B. Anderson	Chief Financial Officer, Treasurer, Secretary & Director	625,000(2) Direct	2.4%
All Officers and Directors as a Group (3 Persons)			3,875,000	14.5%
5% SHAREHOLDERS
Common Stock	Exelar Corporation		24,788,120(4) Direct	49%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of Company Shares actually outstanding on May 27, 2005. As of May 27, 2005, there were 25,799,880 Company Shares issued and outstanding.

(2)	Includes options to purchase 700,000 Company Shares exercisable at $0.70 per share and 300,000 Company shares issued to ITV, a company controlled by Mr. Boyd.

(3)	Includes 350,000 Company Shares and options to purchase 275,000 Company Shares exercisable at $0.50 per share.

(4)
Pursuant to the Funding Agreement, Exelar has the option to convert its shares of EMC into that number of Company Shares equal to 49% of the issued and outstanding shares after conversion. Based on the number of issued and outstanding shares on May 27, 2005, Exelar would be entitled to 24,788,120 Company Shares.

(5)
In the case of each individual, the percentage has been calculated assuming exercise of the options, warrants or conversion rights held by that individual. In the case of the group, the percentage has been calculated assuming exercise of all options, warrants and conversion rights held by the group.

Changes in Control

Pursuant to the terms of the Funding Agreement, Exelar has the option to convert its shares of EMC into that number of Company Shares equal to 49% of the Company Shares that will be outstanding after the conversion option has been exercised. This option is exercisable upon the earliest of the following events:

(a)	completion of our funding obligations under the Funding Agreement;

(b)	default by us of our funding obligations under the Funding Agreement;

(c)	March 1, 2005; or

(d)	the initial public offering of our stock.

As we are now past March 1, 2005, Exelar may exercise their conversion option at this time.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JANUARY 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	1,450,000	$0.50	2,419,982 Company Shares
Total	1,450,000	$0.50	2,419,982 Company Shares

2004 Stock Option Plan

On September 13, 2004, our Board of Directors approved the 2004 Stock Option Plan (the “Plan”). On adoption, the number of shares allowed to be optioned and sold under the Plan was 1,450,000 shares. This number is increased every fiscal quarter by an amount equal to the lesser of:

(1)
15% of the outstanding Company Shares on the first day of the applicable fiscal quarter, less the number of shares previously authorized to be optioned and sold under the Plan and the number of options that may be granted under any other stock option plan in effect on the date of the increase; or

(2)	a lesser number of Company Shares as may be determined by our Board of Directors.

The minimum exercise price for any option granted under the Plan is 85% of the fair market value of our Company Shares, determined as of the day immediately preceding the grant date. Incentive stock options intended to meet the definition of an “incentive stock option” under the Internal Revenue Code must be issued with an exercise price greater than or equal to fair market value, unless the grantee owns more than 10% of the total combined voting power of all classes of our stock, in which case the minimum exercise price is 110% of fair market value.

Options granted under the Plan may not be exercised more than five years after the date the options were granted. If the grantee ceases to be an employee of the Company or ceases to provide services to the Company as a director, officer, or consultant for a reason other than death or disability, the option will expire three months after the date of termination. If the grantee ceases to be an employee or provide services to the Company as a result of death or disability, the option will expire one year after the date of termination.

Options may be granted to our employees, officers, directors and consultants as determined by the Board of Directors.

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
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; and
  Any immediate family member of any of the foregoing persons.

Management Contracts

See Item 10. “Executive Compensation.”

Issuance of Shares to Imaging Technology Ventures, Inc. (“ITV”)

In satisfaction of our obligations as the successor to TSI, we issued 300,000 Company Shares to ITV as a finders fee for introducing TSI to Exelar and the opportunities presented by the EMC Technology. ITV is a private company controlled by Douglas P. Boyd, our Chairman of the Board and one of our directors.

ITEM 13. EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(4)

3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp. (4)

3.2	Articles of Incorporation for Relay Mines Limited. (1)

3.3	Bylaws, As Amended, for Relay Mines Limited. (4)

10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004. (4)

Exhibit Number	Description of Exhibit

10.2	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004. (3)

10.3	Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(5)

10.4	Loan Agreement dated as of the 8th day of March, 2004 between 689158 B.C. Ltd. and The Charles F. White Corporation.(6)

10.5	Guarantee dated as of March 8, 2004 made by TSI Medical Corp. to and in favor of The Charles F. White Corporation.(6)

10.6	Forbearance and Amendment Agreement dated as of February 28, 2005 between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp.(6)

10.7	Non-Binding Letter of Intent dated March 16, 2005 from Avi Faliks.(7)

14.1	Code of Ethics(2)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.

(2)	Previously filed with the SEC on September 12, 2003 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003.

(3)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.

(4)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.

(5)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.

(6)	Previously filed with the SEC on March 3, 2005 as an exhibit to our current report on Form 8-K.

(7)	Previously filed with the SEC on March 22, 2005 as an exhibit to our current report on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended January 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2005	Year Ended January 31, 2004
Audit Fees	$12,175	$3,400
Audit Related Fees	Nil.	Nil.
Tax Fees	Nil.	Nil.
All Other Fees	Nil.	Nil.
Total	$12,175	$3,400

In addition to the fees described above, we were billed audit fees of $4,877 and $8,125 during the fiscal years ended January 31, 2005 and January 31, 2004 respectively by the former principal accountants of TSI.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

By:	/s/ Peter A. Hogendoorn
_________________________________
PETER A. HOGENDOORN,
Chief Executive Officer, President
Director

Date: June 3, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter A. Hogendoorn
_________________________________
PETER A. HOGENDOORN,
Chief Executive Officer, President
Director

Date: June 3, 2005

By:	/s/ Logan B. Anderson
_________________________________
LOGAN B. ANDERSON,
Chief Financial Officer, Secretary, Treasurer
Director

Date: June 3, 2005

By:	/s/ Douglas P. Boyd
_________________________________
DOUGLAS P. BOYD, PH.D.
Chairman of the Board
Director

Date: June 3, 2005