Form 10QSB
period 2005-04-30
XLR MEDICAL CORP.
filed 2005-06-23
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period _____________ to _____________

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 204, 1480 Gulf Road
Point Roberts, Washington 98281
(Address of principal executive offices)

360-220-5219
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 21, 2005, the Issuer had 26,099,880 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)

April 30, 2005

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	January 31,
	2005	2005
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	18,440	24,923
Prepaid expenses	454	–

Total Assets	18,894	24,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	45,950	45,102
Accrued liabilities	95,187	81,561
Due to related parties (Note 4 (a))	500,884	471,965
Loans payable (Note 5)	926,000	876,000

Total Liabilities	1,568,021	1,474,628

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Deficit

Common Stock (Note 6)
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 26,099,880 and 25,799,880 shares, respectively	261	258

Additional Paid-in Capital	1,809,613	1,689,616

Additional Common Stock Subscribed	6,000	6,000

Deficit Accumulated During the Development Stage	(3,365,001)	(3,145,579)

Total Stockholders’ Deficit	(1,549,127)	(1,449,705)

Total Liabilities and Stockholders’ Deficit	18,894	24,923

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	December 21, 2000	For the Three
	(Date of Inception)	Months Ended
	to April 30,	April 30,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Consulting and management fees (Note 4) (1)	928,407	33,000	66,700
General and administrative	717,512	45,026	36,548

Total Expenses	1,645,919	78,026	103,248

Loss Before Other Items	(1,645,919)	(78,026)	(103,248)

Impairment losses on investments (Note 6)	(1,528,568)	(120,000)	–
Interest expense (Note 5)	(190,514)	(21,396)	(16,038)

Net Loss for the Period	(3,365,001)	(219,422))	(119,286)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		26,000,000	9,493,000

(1) Stock-based compensation is included in the following:

Consulting and management fees	68,960	–	–

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Thee Months Ended
	April 30,
	2005	2004
	$	$

Cash Flows Used in Operating Activities

Net loss	(219,422)	(119,286)

Adjustment to reconcile net loss to net cash used in operating activities:

Impairment losses on investments	120,000	–

Changes in operating assets and liabilities:

Prepaid expenses	(454)	–
Accounts payable and accrued liabilities	14,474	18,386
Due to related parties	28,919	74,048

Net Cash Used in Operating Activities	(56,483)	(26,852)

Cash Flows Used In Investing Activities

Investment in Exelar Medical Corp.	–	(325,000)

Net Cash Used in Investing Activities	–	(325,000)

Cash Flows From Financing Activities

Proceeds from loans payable	50,000	345,750

Net Cash Provided by Financing Activities	50,000	345,750

Increase in Cash	(6,483)	(6,102)

Cash – Beginning of Period	24,923	6,455

Cash – End of Period	18,440	353

Non-cash Investing and Financing Activities

Shares issued as a finder’s fee for the investment in EMC	120,000	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

	f)	assumed an obligation of TSI to issue 300,000 common shares as a finder’s fee in connection with TSI’s acquisition of its interest in EMC. The shares were issued during the quarter, refer to Note 6.

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

At April 30, 2005, the Company had a working capital deficit of $1,549,127 and has incurred losses of $3,365,001 since inception. The Company will not be able to complete its funding obligations under the Exelar Agreement without acquiring substantial additional financing in the near future. If financing is not available or attainable, the Company’s ability to retain or increase its interest in EMC will be substantially limited. The Company currently does not have sufficient financing arrangements in place to meet its funding obligations to EMC and there is no assurance that the Company will be able to acquire the required financing on acceptable terms or at all. The Company expects to fund itself by the sale of shares or the issuance of debt.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

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

2004 Stock Option Plan

The Company adopted a Stock Option Plan (“2004 Plan”) dated September 13, 2004, under which the Company was authorized to grant options to acquire up to a total of 1,450,000 common shares. The maximum aggregate number of shares that may be optioned under the 2004 Plan will be increased effective the first day of each fiscal quarter up to a maximum of 15% of the outstanding shares on the first day of the applicable quarter.

The Company did not recognize stock-based compensation expense during the three months ended April 30, 2005 or 2004. During the three months ended April 30, 2005, the Company granted stock options to a director under the 2004 Plan, to acquire up to 700,000 shares of common stock exercisable at a price of $0.70 per share up to April 6, 2009.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each quarter.

	Three Months Ended
	April 30,
	2005	2004
	$	$
	(unaudited)	(unaudited)

Net loss — as reported	(219,422)	(119,286)
Add: Stock-based compensation expense included in
net loss — as reported	–	–
Deduct: Stock-based compensation expense
determined under fair value method	(402,534)	–

Net loss — pro forma	(621,956)	(119,286)

Net loss per share (basic and diluted) — as reported	(0.01)	(0.01)
Net loss per share (basic and diluted) — pro forma	(0.02)	(0.01)

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.81%, expected volatility of 152%, an expected option life of 3 years and no expected dividends. The weighted average fair value of options granted was $0.58 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $402,534 for the three months ended April 30, 2005.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

	j)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of the Company’s inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will be able to utilize the net operating losses carried forward in future periods.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of adoption of this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

	m)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.	Investment in Exelar Medical Corp.

On March 22, 2004, TSI entered into a Technology Acquisition and Funding Agreement (the “Exelar Agreement”) with Exelar and EMC to acquire and develop a technology utilizing super-conducting magnets to control therapeutic radiation doses delivered by photon linear accelerators (the “Technology”). TSI will participate in the development and commercialization of the Technology by funding the acquisition and development of the Technology. Under the Exelar Agreement, Exelar transferred the Technology to its wholly owned subsidiary, EMC, and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC. Under the Exelar Agreement, to complete the acquisition of the first 51% of EMC, TSI must:

		i)	fund EMC $900,000 by June 23, 2004 (funded) to earn a 16.5% interest (earned);

		ii)	fund EMC a further $1,550,000 by September 21, 2004 to earn an additional 18.5% interest (extended but not in default);

		iii)	fund EMC a further $1,000,000 by December 20, 2004 to earn an additional 8.1% interest (extended but not in default); and

		iv)	fund EMC a further $1,300,000 by March 20, 2005 to earn an additional 7.9% interest (extended but not in default).

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

If EMC requires additional funding, the Company has the option to acquire an additional 9% interest, for a total of 60%, by funding EMC a further $1,500,000. Exelar has an option to convert up to 100% of its shares of EMC into such number of common shares as shall, after their issuance, represent 49% of the outstanding and issued shares of the Company, on a fully diluted basis. Exelar’s option to convert cannot be exercised until the earliest of the following events has occurred:

		i)	Completion of the Company’s funding obligations to EMC;

		ii)	Default by the Company of any of its funding obligations to EMC;

		iii)	March 1, 2005; or

		iv)	An initial public offering of the Company’s shares.

4.	Related Party Transactions

a)
Various officers, directors and the former President of the Company are due a total of $500,884 (January 31, 2005 - $471,965) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred management fees of $15,000 (2004 - $Nil) to the President and CEO of the Company during the three months ended April 30, 2005.

	c)	The Company incurred management fees of $3,000 (2004 - $700) to the Vice-President of the Company during the three months ended April 30, 2005.

	d)	The Company incurred management fees of $15,000 (2004 - $18,000) to the CFO of the Company during the three months ended April 30, 2005.

XLR Medical Corp.
(formerly Relay Mines Limited)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	Loans Payable

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

As at April 30, 2005, interest expense of $71,690 on the loan and $16,231 on the bonus has been accrued and is included in accrued liabilities. Although default has occurred under the Forbearance and Amendment Agreement, CFW has not enforced its right and remedies against the Company.

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

	f)	On April 21, 2005, Relay received a loan from Aton Select Fund Ltd. in the amount of $50,000, which is non-interest bearing, unsecured and due on demand.

6.	Common Stock

On March 1, 2005, the Company issued 300,000 shares of common stock in consideration for a finder’s fee relating to TSI’s acquisition of its interest in EMC. The shares were valued at $0.40 per share, for a total consideration of $120,000. Since the Company’s investment in EMC was previously written off as impaired, the $120,000 was charged to operations during the quarter.

7.	Subsequent Events

a)
The Company entered into a non-binding Letter of Intent on March 17, 2005, subject to the completion of a formal private placement agreement, to issue a $4,700,000 convertible note to an investor. On June 6, 2005, the Company received notice from the investor that he has withdrawn from the Letter of Intent and will not be entering into any financing agreement with the Company.

b)
On May 26, 2005, the Board of Directors resolved to record cash advances of $209,210 and $12,500 made to a former director and the former Secretary and director of the Company, respectively, during the year ended January 31, 2005 as management fees.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Technology Acquisition and Funding Agreement

Pursuant to our Technology Acquisition and Funding Agreement with Exelar and EMC (the “Funding Agreement”), we have the right to acquire up to a 51% interest in EMC by providing funding to EMC as follows:

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

As of the date of filing this Quarterly Report, we have not provided EMC with the September 21, 2004 financing payment of $1,550,000, the December 20, 2004 financing payment of $1,000,000 or the March 20, 2005 payment of $1,300,000. Exelar had previously agreed not to exercise its default rights with respect to the September 21, 2004 payment in exchange for our agreement to shorten the period during which we may cure a default under the Funding Agreement from 20 days after receipt of notice of default to 3 days after receipt of such notice. We are currently in discussions with Exelar to amend the terms of the Funding Agreement; however, there is no assurance that we will be able to reach an agreement. As of the date of filing this Quarterly Report, Exelar has not exercised its default rights with respect to the remaining payments under the Funding Agreement; however, there is no assurance that it will continue to refrain from exercising those default rights. In March, 2005, we announced that we had reached a non-binding agreement in principle with an investor based in New York (the “Investor”) for a $4,700,000 convertible note financing, an amount that would have been sufficient to allow us to meet our financing obligations under the Funding Agreement. However, we have received notice from the Investor that, due to circumstances outside of our control, he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the Investor. We are currently exploring our options and are seeking alternative sources of financing.

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

PLAN OF OPERATION

Subject to our receiving the necessary financing, our plan of operation for the next twelve months is to meet our funding obligations to EMC under the Funding Agreement. Under the Funding Agreement, we are required to provide EMC with aggregate financing in the amount of $3,850,000 and are currently in default of our obligations (see “Technology Acquisition and Funding Agreement” above). As of the date of filing this Quarterly Report, Exelar has not exercised its default rights under the Funding Agreement; however, there is no assurance that it will continue to refrain from exercising these rights. The amounts payable to EMC under the Funding Agreement are in excess of our current financial resources and we will not be able to proceed with our plan of operation unless we acquire significant additional financing.

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

Currently, we do not have any other financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing in order to allow us to meet our funding obligations to EMC. If we are not able to obtain the necessary financing, Exelar may, at its option, reduce our percentage interest in EMC, convert our EMC shares into non-voting shares and/or remove any of our nominees from EMC’s board of directors as provided under the Funding Agreement.

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

First Quarter Summary
	Three Months Ended April 30
			Percentage
	2005	2004	Increase / (Decrease)
Revenue	$Nil	$Nil	--
Expenses	(78,026)	(103,248)	(24.4)%
Impairment Loss on Investments	(120,000)	Nil	100%
Interest Expense	(21,396)	(16,038)	33.4%
Net Income (Loss)	$(219,422)	$(119,286)	83.9%

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

Operating Expenses

The major components of our operating expenses for the year are outlined in the table below:

	Three Months Ended April 30
			Percentage
	2005	2004	Increase / (Decrease)
Consulting and Management Fees	$33,000	$66,700	(50.5)%

General and Administrative	45,026	36,548	23.2%

Total Operating Expenses	(78,026)	(103,248)	(24.4)%

The decrease in our operating expenses is a result of a 50.5% decrease in incurred consulting and management fees. The additional management fees paid in 2004 were paid to two former directors and officers who are no longer with the Company.

Impairment Loss on Investments

Effective on March 1, 2005 we issued 300,000 shares of our common stock in payment of a commitment made by the former management of TSI to ITV for introducing TSI to the business opportunities presented by the EMC Technology. These shares were issued at a deemed issue price of $0.40 per share, the closing price for our common stock as of the date of issuance. The amount of the deemed issue price was added to the cost of the Company’s investment in EMC, however an impairment charge of $120,000 was recorded in order to reflect the uncertain value of our investment in EMC.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows	Three Months Ended April 30
	2005	2004
Net Cash from (used in) Operating Activities	$(56,483)	$(26,852)
Net Cash from (used in) Investing Activities	Nil	(325,000)
Net Cash from (used in) Financing Activities	50,000	345,750
Net Increase (decrease) in Cash During Period	$(6,483)	$(6,102)

Working Capital
			Percentage
	At April 30, 2005	At January 31, 2005	Increase / (Decrease)
Current Assets	$18,894	$24,923	(24.2)%
Current Liabilities	(1,568,021)	(1,474,628)	6.3%
Working Capital Deficit	$(1,549,127)	$(1,449,705)	6.9%

As at April 30, 2005, we had cash on hand of $18,440. The increase in our current liabilities is largely a result of increases in our accrued liabilities, amounts due to related parties and loans payable. Accrued liabilities increased by $13,626 from January 31, 2005, largely as a result of our operating activities since that time and as a result of the fact that we had no sources of revenue or significant sources of financing during that time. At April 30, 2005 we owed $500,884 to certain of our current and former officers and directors for expenses incurred on behalf of the Company, an increase of $28,919 from January 31, 2005. In addition, we had loans payable in the amount of $926,000, an increase of $50,000 from January 31, 2005. The increase in loans payable is a result of a $50,000 unsecured, non-interest bearing demand loan obtained by the Company in April, 2005.

We currently have insufficient capital reserves to meet our obligations under the Funding Agreement. As such, we are technically in default of the provisions of the Funding Agreement; however, we have not yet received a notice of default from Exelar. In March, 2005, we announced that we had reached a non-binding agreement in principle with an investor based in New York (the “Investor”) for a $4,700,000 convertible note financing, an amount that would have been sufficient to allow us to meet our financing obligations under the Funding Agreement. However, we have received notice from the Investor that, due to circumstances outside of our control, he will not be completing the convertible note financing. As a result, we will not receive any of the expected funds from the Investor. We are currently exploring our options and are seeking alternative sources of financing.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are more thoroughly described in Note 2 to the interim consolidated financial statements included in this Quarterly Report.

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

As of the date of filing of this Quarterly Report, we had not provided EMC with the $1,550,000 financing payment due by September 21, 2004, the $1,000,000 payment due by December 20, 2004 or the $1,300,000 payment due by March 20, 2005. Although Exelar has not exercised its default rights at this time, there is no assurance that we will be able to acquire sufficient financing to meet our obligations under the Funding Agreement. If sufficient financing is not available or obtainable, our ability to acquire or retain our interest in EMC may be substantially limited and investors may lose a substantial portion or all of their investment. We currently do not have sufficient financing arrangements in place to meet our funding obligations to EMC and there is no assurance that we will be able to acquire the required financing on acceptable terms or at all.

Liabilities of TSI

As a result of our acquisition of and merger with TSI, we have assumed all of TSI’s liabilities.

We are currently in default of the CFW Loan as amended by the Forbearance Agreement. This loan is secured by 826,240 shares of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. CFW has not yet exercised its default rights; however, there is no assurance that it will continue to refrain from exercising those rights. If CFW exercises its default rights before we are able to obtain sufficient financing to repay the CFW Loan, we may lose our rights to the TechniScan shares and CFW may seek to take legal action to enforce their rights. If CFW is successful in any legal proceedings it may bring, our ability to meet our plan of operation and to continue as a going concern may be substantially limited.

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

EMC Must Receive And Maintain Government Clearances Or Approvals In Order To Market Its Products

EMC’s products and future manufacturing activities are subject to extensive, rigorous and changing federal and state regulation in the United States and to similar regulatory requirements in other major international markets, including the European Union and Japan. These regulations and regulatory requirements are broad in scope and govern, among other things:

(a)	product design and development;
(b)	product testing;
(c)	product labeling;
(d)	product storage;
(e)	pre-market clearance and approval;
(f)	advertising and promotion; and
(g)	product sales and distribution.

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

Later discovery of previously unknown problems with EMC’s products, manufacturing processes, or failure to comply with applicable regulatory requirements may result in enforcement actions by the FDA and other international regulatory authorities, including, but not limited to:

(a)	warning letters;
(b)	patient or physician notification;
(c)	restrictions on our products or manufacturing processes;
(d)	voluntary or mandatory recalls;
(e)	product seizures;
(f)	refusal to approve pending applications or supplements to approved applications that EMC submits;
(g)	refusal to permit the import or export of EMC’s products;
(h)	fines;
(i)	injunctions;
(j)	suspension or withdrawal of marketing approvals or clearances; and
(k)	civil and criminal penalties.

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

ITEM 3.               CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as described below, all unregistered sales of our equity securities made during the three months ended April 30, 2005 have been reported by us in Current Reports on Form 8-K or in our Annual Report on Form 10-KSB filed with the SEC on June 6, 2005.

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

All information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

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

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal year ended January 31, 2005, as previously disclosed on our Annual Report on Form 10-KSB filed with the SEC on June 6, 2005:

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

XLR MEDICAL CORP.

		By:	/s/ Peter A. Hogendoorn
Date:	June 21, 2005		PETER A. HOGENDOORN
President and Chief Executive Officer
Director
(Principal Executive Officer)

		By:	/s/ Logan B. Anderson
Date:	June 21, 2005		LOGAN B. ANDERSON
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)