Form 10QSB
period 2005-07-31
XLR MEDICAL CORP.
filed 2005-10-18
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 4, 2005, the Issuer had 26,099,880 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

July 31, 2005

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31,	January 31,
	2005	2005
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	11,881	24,923
Total Assets	11,881	24,923
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	73,616	45,102
Accrued liabilities	117,960	81,561
Due to related parties (Note 4 (a))	535,180	471,965
Loans payable (Note 5)	926,000	876,000
Total Liabilities	1,652,756	1,474,628
Subsequent Events (Note 7)

Stockholders’ Deficit
Common Stock (Note 6)
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 26,099,880 and 25,799,880 shares, respectively	261	258
Additional Paid-in Capital	1,809,613	1,689,616
Additional Common Stock Subscribed	6,000	6,000
Deficit Accumulated During the Development Stage	(3,456,749)	(3,145,579)
Total Stockholders’ Deficit	(1,640,875)	(1,449,705)
Total Liabilities and Stockholders’ Deficit	11,881	24,923

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars) (Unaudited)

	Accumulated from
	December 21, 2000	For the Three	For the Three	For the Six	For the Six
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Consulting and management fees (Note 4) (1)	961,407	33,000	45,100	66,000	111,800
General and administrative	754,142	36,630	43,299	81,656	79,847
Total Expenses	1,715,549	69,630	88,399	147,656	191,647
Loss Before Other Items	(1,715,549)	(69,630)	(88,399)	(147,656)	(191,647)
Impairment losses on investments (Note 6)	(1,528,568)	–	–	(120,000)	–
Interest expense (Note 5)	(212,632)	(22,118)	(26,965)	(43,514)	(26,965)
Net Loss for the Period	(3,456,749)	(91,748)	(115,364)	(311,170)	(218,612)

Net Loss Per Share – Basic and Diluted		–	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding		26,100,000	9,493,000	26,100,000	9,493,000
(1) Stock-based compensation is included in the
following:
Consulting and management fees	68,960	–	–	–	–

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended
	July 31,
	2005	2004
	$	$
Cash Flows Used in Operating Activities
Net loss	(311,170)	(218,612)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment losses on investments	120,000	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	64,913	29,914
Due to related parties	63,215	114,070
Net Cash Used in Operating Activities	(63,042)	(74,628)
Cash Flows Used In Investing Activities
Investment in Exelar Medical Corp.	–	(900,000)
Net Cash Used in Investing Activities	–	(900,000)
Cash Flows From Financing Activities
Proceeds from loans payable	50,000	970,750
Net Cash Provided by Financing Activities	50,000	970,750
Decrease in Cash	(13,042)	(3,878)
Cash – Beginning of Period	24,923	6,455
Cash – End of Period	11,881	2,577

Non-cash Investing and Financing Activities
Shares issued as a finder’s fee for the investment in EMC	120,000	–
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations, Recapitalization and Continuance of Business

The Company was incorporated under the name Relay Mines Limited (“Relay”) in the State of Nevada on February 2, 2001. Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), Relay acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Merger of TSI by Relay is considered a recapitalization of TSI whereby TSI was considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of Relay since the reverse merger (September 13, 2004) and the historical accounts of TSI since the date of its inception, December 21, 2000. All significant intercompany balances and transactions are eliminated on consolidation. Relay changed its name to XLR Medical Corp. (the “Company” or “TSI” for transactions entered into prior to the Merger) and changed its trading symbol to XLRC.

TSI is involved in a joint venture with Exelar Corporation (“Exelar”) for the purpose of developing a patented technology that utilizes small superconducting magnets to focus and control dosages of therapeutic radiation for the treatment of cancerous tumours (the “Technology”). Under a Technology Acquisition and Funding Agreement dated March 22, 2004 with Exelar Corporation (the “Exelar Agreement”), Exelar transferred the Technology to its wholly- owned subsidiary, Exelar Medical Corporation (“EMC”), and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC.

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
assumed the obligation of TSI to issue 300,000 common shares as a finder’s fee in connection with TSI’s acquisition of its interest in EMC. The shares were issued during the quarter ended April 30, 2005.

The Company received a letter dated September 2, 2005 from the inventor of the Technology indicating that he was exercising his right to reclaim the Technology and related assets due to the fact that Exelar and EMC have defaulted on their obligations to him under the Technology Transfer Agreement (which is part of the Exelar Agreement). As a result, the Company is now reorganizing to pursue other business opportunities.

On September 26, 2005 the Company received a Notice of Disposition of Collateral on behalf of the Charles F. White Corporation. Under the terms of certain agreements related to the $500,000 loan advanced from the Charles F. White Corporation, the Company granted its shares in Techniscan, Inc. as collateral. The Charles F. White Corporation has now given notice that it has possession of the shares and intends to sell them.

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. At July 31, 2005, the Company had a working capital deficit of $1,640,875 and has incurred losses of $3,456,749 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company’s fiscal year end is January 31.

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

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	i)	Stock-Based Compensation

The Company adopted a stock option plan to fulfill an obligation under the Merger with TSI. The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

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

The Company did not recognize stock-based compensation expense during the six months ended July 31, 2005 or 2004. During the six months ended July 31, 2005, the Company granted stock options to a director under the 2004 Plan, to acquire up to 700,000 shares of common stock exercisable at a price of $0.70 per share up to April 6, 2009.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each quarter.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	$	$	$	$

Net loss — as reported	(91,478)	(115,364)	(311,170)	(218,612)
Add: Stock-based compensation expense included in
net loss — as reported	–	–	–	–
Deduct: Stock-based compensation expense
determined under fair value method	–	–	(402,534)	–

Net loss — pro forma	(91,478)	(115,364)	(713,704)	(218,612)

Net loss per share (basic and diluted) — as reported	–	(0.01)	(0.01)	(0.02)
Net loss per share (basic and diluted) — pro forma	–	(0.01)	(0.03)	(0.02)

The fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.81%, expected volatility of 152%, an expected option life of 3 years and no expected dividends. The weighted average fair value of options granted was $0.58 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $402,534 for the six months ended July 31, 2005.

XLR Medical Corp.
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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Investment in Exelar Medical Corp.

On March 22, 2004, TSI entered into a Technology Acquisition and Funding Agreement (the “Exelar Agreement”) with Exelar and EMC to acquire and develop a technology utilizing super-conducting magnets to control therapeutic radiation doses delivered by photon linear accelerators (the “Technology”). TSI planned to participate in the development and commercialization of the Technology by funding the acquisition and development of the Technology. Under the Exelar Agreement, Exelar transferred the Technology to its wholly-owned subsidiary, EMC, and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC. Under the Exelar Agreement, to complete the acquisition of the first 51% of EMC, TSI was to:

	i)	fund EMC $900,000 by June 23, 2004 (funded) to earn a 16.5% interest (earned);

	ii)	fund EMC a further $1,550,000 by September 21, 2004 to earn an additional 18.5% interest;

	iii)	fund EMC a further $1,000,000 by December 20, 2004 to earn an additional 8.1% interest; and

	iv)	fund EMC a further $1,300,000 by March 20, 2005 to earn an additional 7.9% interest.

Under the Exelar Agreement the Company was to receive one share of EMC for every $2 of funding. If the Company defaulted on any of its funding obligations, Exelar could, at its option, convert the Company’s shares of EMC into non-voting shares, remove the Company’s nominees from the Board of EMC and reduce the Company’s interest in EMC by 1/3 if the default occurs on or before the September 21, 2004 funding deadline and by 1/5 if the default occurs after the September 21, 2004 funding deadline.

If EMC was to require additional funding, the Company had the option to acquire an additional 9% interest, for a total of 60%, by funding EMC a further $1,500,000. Exelar has an option to convert up to 100% of its shares of EMC into such number of common shares as shall, after their issuance, represent 49% of the outstanding and issued shares of the Company, on a fully diluted basis. Exelar’s option to convert could not be exercised until the earliest of the following events had occurred:

	i)	Completion of the Company’s funding obligations to EMC;

	ii)	Default by the Company of any of its funding obligations to EMC;

	iii)	March 1, 2005; or

	iv)	An initial public offering of the Company’s shares.

The Company received a letter dated September 2, 2005 from the inventor of the Technology indicating that he was exercising his right to reclaim the Technology and related assets due to the fact that Exelar and EMC have defaulted on their obligations to him under the Technology Transfer Agreement (which is part of the Exelar Agreement). As a result, the Company is now reorganizing to pursue other business opportunities.

4.	Related Party Transactions

a)
Various officers, directors and the former President of the Company are due a total of $535,180 (January 31, 2005 - $471,965) for expenses paid on behalf of the Company or for services performed for the Company.

These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred management fees of $30,000 (2004 - $Nil) to the President and CEO of the Company during the six months ended July 31, 2005.

	c)	The Company incurred management fees of $6,000 (2004 - $4,300) to the Vice-President of the Company during the six months ended July 31, 2005.

	d)	The Company incurred management fees of $30,000 (2004 - $36,000) to the CFO of the Company during the six months ended July 31, 2005.

e)
On May 26, 2005, the Board of Directors resolved to record cash advances of $209,210 and $12,500 made to a former director and the former Secretary and director of the Company, respectively, during the year ended January 31, 2005 as management fees.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5.	Loans Payable

a)
By a Loan Agreement dated March 8, 2004, TSI’s subsidiary, 689158 B.C. Ltd., borrowed $500,000 from Charles F. White Corp. (“CFW”). The loan was guaranteed by TSI and was repayable on July 2, 2004 with interest at 12% per annum and a bonus of $80,000 payable at maturity. As security for the guarantee, TSI pledged its shares in the common stock of TechniScan, Inc. The bonus was included in interest expense. In the event of default, additional interest was to accrue on the unpaid amount at 2% per month, compounded monthly. TSI received notice that the loan was in default.

On February 28, 2005, the Company entered into a Forbearance and Amendment Agreement with CFW, in which CFW agreed to refrain from enforcing its rights and remedies against the Company until March 31, 2005. Under the terms of the Agreement, the Company agreed to pay to CFW the proceeds of any transaction not in the ordinary course of its business, provided that the Company had working capital surplus in excess of $100,000. The payment of any such proceeds would be credited against the amounts owing to CFW under the Loan Agreement. The terms of the Loan Agreement were amended as follows:

		(i)	Interest on the $500,000 principal amount to accrue at 12% per annum from the date of advancement of the funds, without any additional interest thereon; and

		(ii)	Interest on the $80,000 bonus payable to accrue at 24% per annum, beginning on the date of default under the Loan Agreement, being July 2, 2004.

As at July 31, 2005, interest expense of $86,813 on the loan and $21,070 on the bonus was accrued and included in accrued liabilities. As default has occurred under the Forbearance and Amendment Agreement, CFW enforced its right and remedies against the Company as at September 6, 2005. On September 26, 2005, the Company received a Notice of Disposition of Collateral on behalf of the Charles F. White Corporation. The Charles F. White Corporation has now given notice that it has possession of the shares and intends to sell them.

	b)	A person related to CFW loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

c)
On July 27, 2004, Relay received a loan from Aton Select Fund Ltd. in the amount of $100,000, which is non- interest bearing, unsecured and due on demand. These funds were advanced to TSI to assist TSI in funding the obligations due pursuant to the Exelar Agreement as discussed in Note 3. On April 21, 2005, the Company received a loan from Aton Select Fund Ltd. in the amount of $50,000, which is non-interest bearing, unsecured and due on demand.

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

On March 1, 2005, the Company issued 300,000 shares of common stock, recorded at a fair value of $120,000, in consideration for a finder’s fee relating to TSI’s acquisition of its interest in EMC.

7.	Subsequent Events

(a) The Company received a letter dated September 2, 2005 from the inventor of the Technology indicating that he was exercising his right to reclaim the Technology and related assets due to the fact that Exelar and EMC have defaulted on their obligations to him under the Technology Transfer Agreement (which is part of the Exelar Agreement). As a result, the Company is now reorganizing to pursue other business opportunities.

(b) On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 50,000 shares valued at $2,750 in settlement of $329,541 owed to them, resulting in a gain of $326,791.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

7.	Subsequent Events (continued)

(c)
On September 26, 2005 the Company received a Notice of Disposition of Collateral on behalf of the Charles F. White Corporation. Under the terms of certain agreements related to the $500,000 loan advanced from the Charles F. White Corporation, the Company granted its shares in Techniscan, Inc. as collateral. The Charles F. White Corporation has now given notice that it has possession of the shares and intends to sell them.

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

Effective on September 13, 2004, we abandoned our mineral exploration business to focus on the business opportunities presented by our acquisition of TSI Medical Corp. (“TSI”) and by the unique cancer treatment technology (the “Technology”) that was being developed by Exelar Medical Corporation (“EMC”). EMC is a joint venture company established by TSI and the Exelar Corporation (“Exelar”), the original developers of the technology.

RECENT CORPORATE DEVELOPMENTS

1.
Effective September 2, 2005, we received notice from the inventor of the Technology (the “Inventor”) that he was exercising his right to reclaim the Technology and related assets due to the failure by EMC to meet its obligations to the Inventor under the Technology Transfer Agreement (the “Transfer Agreement”) between the Inventor, Exelar and EMC, which was made in connection with the Technology Acquisition and Funding Agreement (the “Funding Agreement”) between us, Exelar and EMC. The failure by EMC to meet its obligations to the Inventor under the Transfer Agreement is a result of our inability to meet our funding obligations under the Funding Agreement.

2.
Effective September 26, 2005, we received a Notice of Disposition of Collateral from The Charles F. White Corporation (“CFW”) relating to our 826,420 shares in the common stock of TechniScan, Inc. CFW has taken possession of the TechniScan shares and intends to sell those shares.

Pursuant to the Funding Agreement we had with Exelar and EMC, we had the right to acquire up to a 51% interest in EMC by providing scheduled financing payments. We were unable to obtain sufficient financing to enable us to meet our obligations under the Funding Agreement. As a result of our failure to meet our financing obligations, Exelar may, at its option, convert our shares of EMC into non-voting shares, remove our nominees from EMC’s board of directors and reduce our interest in EMC by one-third (1/3). We have not received notice from Exelar that it intends to exercise its default remedies under the Funding Agreement, however, as disclosed above, the Inventor has exercised his right to reclaim the Technology. We do not have sufficient capital resources to cure our default under the Funding Agreement and we do not anticipate that we will be able to obtain financing in an amount sufficient to enable us to cure our default under the Funding Agreement. Even if we were able to obtain sufficient financing, we no longer intend to proceed with funding EMC as it no longer has any rights to the Technology.

As a result of our default under the Funding Agreement, the repossession of the Technology and related assets by the Inventor and the intended disposition of the TechniScan shares by CFW, we are unable to proceed with our Plan of Operation as previously described in our Annual Report on Form 10-KSB for the year ended January 31, 2005 and our Quarterly Report on Form 10-QSB for the interim period ended April 30, 2005. We are currently in the process of reorganizing our business and are seeking other business opportunities. As such, we intend to abandon our development and funding plan for the Technology.

PLAN OF OPERATION

Currently we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2005, we had cash in the amount of $11,881 and a working capital deficit of $1,640,875. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

The financial statements accompanying this Quarterly Report contemplate our continuation as a going concern. However, we have sustained substantial losses and are still in the development stage. We will require a significant amount of additional financing within the next twelve months in order to continue our operations. There can be no assurance that we will be able to raise the capital necessary to continue our operations on terms acceptable to us, or at all.

In accordance with generally accepted accounting principles, TSI was treated as the acquiring entity for accounting purposes. As such, the results of operations and financial statements presented in this Quarterly Report reflect the financial results of TSI for the period from inception on December 21, 2000 to July 31, 2005 and the financial results of Relay Mines Limited from September 15, 2004 onwards.

Second Quarter and Six Months Summary

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$ --	$ --	n/a	$ --	$ --	n/a
Expenses	(69,630)	(88,399)	(21.2)%	(147,656)	(191,647)	(23.0)%
Impairment Loss on Investments	--	--	n/a	(120,000)	--	100%
Interest Expense	(22,118)	(26,965)	(18.0)%	(43,514)	(26,965)	61.4%
Net Income (Loss)	$(91,748)	$(115,364)	(20.5)%	$(311,170)	$(218,612)	42.3%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Consulting and Management Fees	$33,000	$45,100	(26.8)%	$66,000	$111,800	(41.0)%

General and Administrative	36,630	43,299	(15.4)%	81,656	79,847	2.3%

Total Operating Expenses	$69,630	$88,399	(21.2)%	$147,656	$191,647	(23.0)%

The decrease in our operating expenses is largely a result of the decrease in consulting and management fees. The additional management fees paid in 2004 were paid to two former directors and officers who are no longer with the Company

Impairment Loss on Investments

In March, 2005 we issued 300,000 shares of our common stock in payment of a commitment made by the former management of TSI to ITV for introducing TSI to the business opportunities presented by the EMC Technology. These shares were issued at a deemed issue price of $0.40 per share, the closing price for our common stock as of the date of issuance. The amount of the deemed issue price was added to the cost of the Company’s investment in EMC, however an impairment charge of $120,000 was recorded in order to reflect the uncertain value of our investment in EMC.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows	Six Months Ended July 31
	2005	2004
Net Cash Used In Operating Activities	$(63,042)	$(74,628)
Net Cash Used In Investing Activities	Nil	(900,000)
Net Cash Provided By Financing Activities	50,000	970,750
Net Decrease In Cash During Period	$(13,042)	$(3,878)

Working Capital

			Percentage
	At July 31, 2005	At January 31, 2005	Increase / (Decrease)
Current Assets	$11,881	$24,923	(52.3)%
Current Liabilities	(1,652,756)	(1,474,628)	12.1%
Working Capital Deficit	$(1,640,875)	$(1,449,705)	13.2%

As at July 31, 2005, we had cash on hand of $11,881. The increase in our current liabilities is largely a result of increases in our accrued liabilities, amounts due to related parties and loans payable. Current liabilities increased by $178,128 from January 31, 2005, largely as a result of our operating activities since that time and as a result of the fact that we had no sources of revenue or significant sources of financing during that time. At July 31, 2005 we owed $535,180 to certain of our current and former officers and directors for expenses incurred on behalf of the Company, an increase of $63,215 from January 31, 2005. In addition, we had loans payable in the amount of $926,000, an increase of $50,000 from January 31, 2005. The increase in loans payable is a result of a $50,000 unsecured, non-interest bearing demand loan obtained by the Company in April, 2005.

We are a development stage company and we currently have no sources of revenue to provide incoming cash flows with which to sustain future operations. Our ability to emerge from the development stage is dependent on our ability to identify suitable business opportunities, raise additional financing and generate future revenues, of which there are no assurances. As such, there exists a substantial doubt as to our ability to continue as a going concern.

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

RISKS AND UNCERTAINTIES

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

During the fiscal quarter ended July 31, 2005, the Inventor reclaimed his right to the Technology and CFW exercised its default rights with respect to the TechniScan shares. We are in default of the Funding Agreement and we do not expect that we will be able to cure such default. Even if we were able to cure such default, the Inventor has reclaimed his right to the Technology and, as such, we no longer have any rights to the Technology. As such, we are unable to proceed with our business plan as previously described in our Annual Report for the year ended January 31, 2005 and in our Quarterly Report for the interim period ended April 30, 2005. We are in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We May Not Be Able To Obtain Additional Financing.

As at July 31, 2005, the date of our most recently prepared interim financial statements, we had cash in the amount of $11,881 and a working capital deficit of $1,640,875. As such, we will require substantial additional financing in order to continue as a going concern.

Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

Liabilities of TSI

As a result of our acquisition of and merger with TSI, we have assumed all of TSI’s liabilities.

We are currently in default of the CFW Loan as amended by the Forbearance Agreement. This loan is secured by 826,240 shares of TechniScan, Inc. (“TechniScan”). TechniScan is a medical technology company engaged in the business of developing and marketing a proprietary imaging system for detecting breast cancer. CFW has exercised its default rights with respect to the 826,240 shares of TechniScan and has notified us that it intends to sell those shares. However, to the extent that the disposition of the TechniScan shares by CFW does not provide proceeds sufficient to offset our indebtedness to CFW, CFW may seek to take further legal action against us to enforce their rights and recover any deficiencies. If CFW is successful in any legal proceedings it may bring, our ability to continue as a going concern may be substantially limited.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective September 20, 2005, we entered into settlement agreements with two of our former officers and directors, pursuant to which we agreed to issue a total of 50,000 shares of our common stock in satisfaction of certain amounts owed to those persons. These shares will be issued pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis that the former officers and directors are not “U.S. persons” as defined in Regulation S.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

All information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(4)

3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp. (4)

3.2	Articles of Incorporation for Relay Mines Limited. (1)

3.3	Bylaws, As Amended, for Relay Mines Limited. (4)

10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004. (4)

10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.

Exhibit Number	Description of Exhibit

10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004. (3)

10.4
Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(5)

10.5	Loan Agreement dated as of the 8th day of March, 2004 between 689158 B.C. Ltd. and The Charles F. White Corporation.(6)

10.6	Guarantee dated as of March 8, 2004 made by TSI Medical Corp. to and in favor of The Charles F. White Corporation.(6)

10.7	Forbearance and Amendment Agreement dated as of February 28, 2005 between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp.(6)

10.8	Notice of Disposition of Collateral from The Charles F. White Corporation.

10.9	Non-Binding Letter of Intent dated March 16, 2005 from Avi Faliks.(7)

14.1	Code of Ethics(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.
(2)	Previously filed with the SEC on September 12, 2003 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003.
(3)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.
(4)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.
(5)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.
(6)	Previously filed with the SEC on March 3, 2005 as an exhibit to our current report on Form 8-K.
(7)	Previously filed with the SEC on March 22, 2005 as an exhibit to our current report on Form 8-K.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K have been filed by us since the end of our fiscal quarter ended April 30, 2005:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

August 26, 2005	August 30, 2005	Item 5.02 – Departure of Directors and Principal Officers; Appointment of Principal Officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

	By:	/s/ Logan B. Anderson
Date:	October 13, 2005	LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)