Form 10QSB
period 2005-10-31
XLR MEDICAL CORP.
filed 2005-12-23
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 204, 1480 Gulf Road
Point Roberts, Washington 98281
(Address of principal executive offices)

360-201-0400
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2005, the Issuer had 27,399,880 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

October 31, 2005

F-i

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31,	January 31,
	2005	2005
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	1,530	24,923
Total Assets	1,530	24,923
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	66,430	45,102
Accrued liabilities	133,001	81,561
Due to related parties (Note 4 (a))	221,388	471,965
Loans payable (Note 5)	926,000	876,000
Total Liabilities	1,346,819	1,474,628

Subsequent Events (Note 7)

Stockholders’ Deficit
Common Stock (Note 6)
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 26,149,880 and 25,799,880 shares, respectively	261	258
Additional Paid-in Capital	1,812,613	1,689,616
Additional Common Stock Subscribed	6,000	6,000
Deficit Accumulated During the Development Stage	(3,164,163)	(3,145,579)
Total Stockholders’ Deficit	(1,345,289)	(1,449,705)
Total Liabilities and Stockholders’ Deficit	1,530	24,923

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21, 2000	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Consulting and management fees (Note 4) (1)	977,407	15,000	213,940	81,000	325,740
General and administrative	760,555	7,413	387,468	89,069	467,315
Total Expenses	1,737,962	22,413	601,408	170,069	793,055
Loss Before Other Items	(1,737,962)	(22,413)	(601,408)	(170,069)	(793,055)
Gain on settlement of debt (Note 6)	326,541	326,541	–	326,541	–
Impairment losses on investments (Note 6)	(1,528,568)	–	(55,000)	(120,000)	(55,000)
Interest expense (Note 5)	(224,174)	(11,542)	(23,646)	(55,056)	(50,611)
Net Income (Loss) for the Period	(3,164,163)	292,586	(680,054)	(18,584)	(898,666)

Net Income (Loss) Per Share – Basic and Diluted		0.01	(0.03)	–	(0.04)

Weighted Average Shares Outstanding		26,100,000	23,670,000	26,100,000	23,133,000
(1) Stock-based compensation is included in the
following:
Consulting and management fees	68,960	–	103,440	–	103,440

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months Ended
	October 31,
	2005	2004
	$	$
Operating Activities
Net loss	(18,584)	(898,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(326,541)	–
Impairment losses on investments	120,000	55,000
Stock-based compensation	–	103,440
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	71,768	105,331
Due to related parties	79,964	166,333
Net Cash Used in Operating Activities	(73,393)	(468,562)
Investing Activities
Net book value of assets acquired in reverse acquisition, net of cash	–	599,990
Investment in Exelar Medical Corp.	–	(900,000)
Net Cash Used in Investing Activities	–	(300,010)
Financing Activities
Cash received in reverse acquisition	–	18
Proceeds from loans payable	50,000	621,000
Proceeds from sale of common stock	–	160,000
Net Cash Provided by Financing Activities	50,000	781,018
Increase (Decrease) in Cash	(23,393)	12,466
Cash – Beginning of Period	24,923	6,455
Cash – End of Period	1,530	18,901

Non-cash Investing and Financing Activities
Stock-based compensation	–	103,440
Shares issued as a finder’s fee for the investment in EMC	120,000	–
Shares issue to settle debt	3,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

On September 26, 2005 the Company received a Notice of Disposition of Collateral on behalf of the Charles F. White Corporation (“CFW”). Under the terms of certain agreements related to the $500,000 loan advanced from the CFW, the Company granted its shares in Techniscan, Inc. as collateral. The CFW has now given notice that it has possession of the shares and intends to sell them. On December 8, 2005, the Company entered into a Debt Settlement Agreement with the CFW, whereby the CFW agreed to release the Company of all its liabilities to CFW totalling $697,270 consisting of loans, bonuses and accrued interest. In consideration for releasing the Company of its liabilities, the Company will issue to CFW 1,250,000 shares of common stock of the Company.

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. At October 31, 2005, the Company had a working capital deficit of $1,345,289 and has incurred losses of $3,164,163 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

During the nine months ended October 31, 2005, the Company did not recognize stock-based compensation expense (2004 - $103,440). During the nine months ended October 31, 2005, the Company granted stock options to a director under the 2004 Plan, to acquire up to 700,000 shares of common stock exercisable at a price of $0.70 per share up to April 6, 2009. During the nine months ended October 31, 2004, the Company granted stock options to directors, officers and consultants under the 2004 Plan to acquire up to 1,450,000 shares of common stock exercisable at a price of $0.50 per share up to May 31, 2009.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each quarter.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	$	$	$	$

Net income (loss) — as reported	294,586	(680,054)	(18,584)	(898,666)
Add: Stock-based compensation expense included
in net loss — as reported	–	103,440	–	103,440
Deduct: Stock-based compensation expense
determined under fair value method	–	(499,960)	(402,534)	(499,960)

Net income (loss) — pro forma	294,586	(1,076,574)	(421,118)	(1,295,186)

Net income (loss) per share (basic and diluted) —
as reported	0.01	(0.03)	–	(0.04)
Net income (loss) per share (basic and diluted) —
pro forma	0.01	(0.05)	(0.02)	(0.06)

For the nine months ended October 31, 2005, the fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.81%, expected volatility of 152%, an expected option life of 3 years and no expected dividends. The weighted average fair value of options granted was $0.58 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $402,534 for the nine months ended October 31, 2005.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	i)	Stock-Based Compensation (continued)

For the nine months ended October 31, 2004, the fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.40%, expected volatility of 152%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.34 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $396,520 for the period ended October 31, 2004.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of adoption of this standard on the Company’s results of operations and financial position.

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

a)

Various current and former officers and directors of the Company are due a total of $221,388 (January 31, 2005 - $471,965) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred management fees of $30,000 (2004 - $Nil) to the former President and CEO of the Company during the nine months ended October 31, 2005.

	c)	The Company incurred management fees of $6,000 (2004 - $18,300) to the former Vice-President of the Company during the nine months ended October 31, 2005.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Related Party Transactions (continued)

	d)	The Company incurred management fees of $45,000 (2004 - $54,000) to the President and CFO of the Company during the nine months ended October 31, 2005.

e)

On May 26, 2005, the Board of Directors resolved to record cash advances of $209,210 and $12,500 made to a former director and the former Secretary and director of the Company, respectively, during the year ended January 31, 2005 as management fees.

f)

On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 50,000 shares of common stock valued at $3,000 in settlement of $329,541 owed to them, resulting in a gain of $326,541

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

As at October 31, 2005, interest expense of $93,754 on the loan and $23,516 on the bonus was accrued and included in accrued liabilities. As default has occurred under the Forbearance and Amendment Agreement, CFW enforced its right and remedies against the Company as at September 6, 2005. On September 26, 2005 the Company received a Notice of Disposition of Collateral on behalf of the CFW. Under the terms of certain agreements related to the $500,000 loan advanced from the CFW, the Company granted its shares in Techniscan, Inc. as collateral. The CFW has now given notice that it has possession of the shares and intends to sell them.

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

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	Common Stock

	a)	On March 1, 2005, the Company issued 300,000 shares of common stock, recorded at a fair value of $120,000, in consideration for a finder’s fee relating to TSI’s acquisition of its interest in EMC.

	b)	On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 50,000 shares of common stock valued at $3,000 in settlement of $329,541 owed to them, resulting in a gain of $326,541.

7.	Subsequent Events

	a)	The Company is indebted to the former President of the company for $50,631. By a Settlement and Transfer Agreement entered into on December 13, 2005, the former President agreed to release the Company from this debt, and to return 2,000,000 shares of common stock to treasury for no consideration.

	b)	On December 8, 2005, the Company entered into a Debt Settlement Agreement with CFW, whereby CFW agreed to release the Company of all its liabilities to CFW totalling $697,270 consisting of loans, bonuses and accrued interest. In consideration for releasing the Company of its liabilities, the Company agreed to issue CFW 1,250,000 shares of common stock of the Company.

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

RECENT CORPORATE DEVELOPMENTS

1.

Effective August 26, 2005, Peter A. Hogendoorn resigned as our President and Chief Executive Officer and as a member of our Board of Directors. Logan B. Anderson, our Chief Financial Officer, Secretary and Treasurer, and a member of our Board of Directors, was appointed as President and Chief Executive Officer in Mr. Hogendoorn’s place.

Effective December 13, 2005, we entered into a settlement agreement with Mr. Hogendoorn, whereby Mr. Hogendoorn agreed to release us from any and all liabilities or obligations owed to him. Mr. Hogendoorn also agreed to return to us 2,000,000 shares of our common stock owned by him. These shares will be cancelled and returned to treasury.

2.

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

3.

Effective September 26, 2005, we received a Notice of Disposition of Collateral from The Charles F. White Corporation (“CFW”) relating to our 826,420 shares in the common stock of TechniScan, Inc. (the “TechniScan Shares”).

4.

Effective December 8, 2005, we entered into a debt settlement agreement (the “Debt Settlement Agrement”) with CFW and our wholly owned subsidiary, 689158 B.C. Ltd. (“XLR Sub”) whereby the parties agreed to release each other from any and all liabilities relating to the loan agreement (the “Loan Agreement”) between XLR Sub and CFW and the guarantee provided by us in connection with the Loan Agreement (the “Guarantee”).

Pursuant to the Debt Settlement Agreement, we issued to CFW a total of 1,250,000 shares of our common stock (the “Settlement Shares”) and renounced any rights that we had to the TechniScan Shares. In exchange, CFW agreed to release us and XLR Sub from any and all liabilities or obligations in connection with the Loan Agreement and the Guarantee.

Pursuant to the Funding Agreement we had with Exelar and EMC, we had the right to acquire up to a 51% interest in EMC by providing scheduled financing payments. We were unable to obtain sufficient financing to enable us to meet our obligations under the Funding Agreement. As a result of our failure to meet our financing obligations, Exelar may, at its option, convert our shares of EMC into non-voting shares, remove our nominees from EMC’s board of directors and reduce our interest in EMC by one-third (1/3). We have not received notice from Exelar that it intends to exercise its default remedies under the Funding Agreement. However, as disclosed above, the Inventor has exercised his right to reclaim the Technology. We do not have sufficient capital resources to cure our default under the Funding Agreement and we do not anticipate that we will be able to obtain financing in an amount sufficient to enable us to cure our default under the Funding Agreement. Even if we were able to obtain sufficient financing, we no longer intend to proceed with funding EMC as it no longer has any rights to the Technology.

As a result of our default under the Funding Agreement, the repossession of the Technology and related assets by the Inventor and the seizure of the TechniScan shares by CFW, we are unable to proceed with our Plan of Operation as previously described in our Annual Report on Form 10-KSB for the year ended January 31, 2005 and our Quarterly Report on Form 10-QSB for the interim period ended April 30, 2005. We are currently in the process of reorganizing our business and are seeking other business opportunities. As such, we intend to abandon our development and funding plan for the Technology.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2005, we had cash in the amount of $1,530 and a working capital deficit of $1,345,289. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

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

Third Quarter and Nine Months Summary

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a
Expenses	(22,413)	(601,408)	(96.3)%	(170,069)	(793,055)	(78.6)%
Gain on Settlement	326,541	--	100%	326,541	--	100%
of Debt
Impairment Loss on	--	(55,000)	(100)%	(120,000)	(55,000)	118.2%
Investments
Interest Expense	(11,542)	(23,646)	(51.2)%	(55,056)	(50,611)	8.8%
Net Income (Loss)	$292,586	$(680,054)	143.0%	$(18,584)	$(898,666)	97.9%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
	2005	2004	Inc. / (Dec.)	2005	2004	Inc. / (Dec.)
Consulting and Management	$15,000	$213,940	(93.0)%	$81,000	$325,740	(75.1)%
Fees

General and Administrative	7,413	387,468	(98.1)%	89,069	467,315	(80.9)%

Total Operating Expenses	$22,413	$601,408	(96.3)%	$170,069	$793,055	(78.6)%

The additional management fees paid in 2004 were paid to two former directors and officers who are no longer with the Company. General and Administrative expenses have decreased as a result of the fact that we are no longer pursuing the funding and development of the Technology.

Gain on Settlement of Debt

Effective September 20, 2005, we entered into debt settlement agreements with two of our former officers and directors. Under these agreements, we issued a total of 50,000 shares of our common stock valued at $3,000 in settlement of a $329,541 debt owed to them, resulting in a gain of $326,541.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows	Nine Months Ended October 31
	2005	2004
Net Cash Used In Operating Activities	$(73,393)	$(468,562)
Net Cash Used In Investing Activities	--	(300,010)
Net Cash Provided By Financing Activities	$50,000	781,018
Net Decrease In Cash During Period	$(23,393)	$12,446

Working Capital

			Percentage
	At October 31, 2005	At January 31, 2005	Increase / (Decrease)
Current Assets	$1,530	$24,923	(93.9)%
Current Liabilities	(1,346,819)	(1,474,628)	(50.3)%
Working Capital Deficit	$(1,345,289)	$(1,449,705)	(17.0)%

As at October 31, 2005, we had cash on hand of $1,530. Our current liabilities decreased largely as a result of the debt settlement agreements we entered into with two former officers and directors. As of October 31, 2005, we had loans payable in the amount of $926,000, an increase of $50,000 from January 31, 2005. The increase in loans payable is a result of a $50,000 unsecured, non-interest bearing demand loan obtained by the Company in April, 2005.

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

We May Not Be Able To Obtain Additional Financing.

As at October 31, 2005, the date of our most recently prepared interim financial statements, we had cash in the amount of $1,530 and a working capital deficit of $1,345,289. As such, we will require substantial additional financing in order to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective September 20, 2005, we entered into settlement agreements with two of our former officers and directors, pursuant to which we agreed to issue a total of 50,000 shares of our common stock in satisfaction of certain amounts owed to those persons. These shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis that the former officers and directors are not “U.S. persons” as defined in Regulation S.

Effective December 8, 2005, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with CFW and XLR Sub. Under the Debt Settlement Agreement, we agreed to issue to CFW 1,250,000 shares of our common stock (the “Settlement Shares”) and to relinquish our rights to the 826,420 shares of TechniScan, Inc. that we had pledged as collateral pursuant to the guarantee provided by us in connection with the loan agreement between XLR Sub and CFW. The Settlement Shares were issued to XLR on December 8, 2005 in reliance on Regulation S promulgated under the Securities Act of 1933 on the basis that CFW is not a “US Person” as defined in Regulation S and was not acquiring those shares for the benefit of such a US Person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

All information required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report has been previously disclosed by the filing of such reports on Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(4)
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp. (4)
3.2	Articles of Incorporation for Relay Mines Limited. (1)

Exhibit Number	Description of Exhibit
3.3	Bylaws, As Amended, for Relay Mines Limited. (4)
10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004. (4)
10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(8)
10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(3)
10.4	Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(5)
10.5	Loan Agreement dated as of the 8th day of March, 2004 between 689158 B.C. Ltd. and The Charles F. White Corporation.(6)
10.6	Guarantee dated as of March 8, 2004 made by TSI Medical Corp. to and in favor of The Charles F. White Corporation.(6)
10.7	Forbearance and Amendment Agreement dated as of February 28, 2005 between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp.(6)
10.8	Notice of Disposition of Collateral from The Charles F. White Corporation.(8)
10.9	Non-Binding Letter of Intent dated March 16, 2005 from Avi Faliks.(7)
10.10	Debt Settlement Agreement between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp. dated December 8, 2005.(9)
10.11	Settlement and Transfer Agreement between XLR Medical Corp. and Peter A. Hogendoorn, dated December 13, 2005. (9)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.
(2)	Previously filed with the SEC on September 12, 2003 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003.
(3)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.
(4)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.
(5)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.
(6)	Previously filed with the SEC on March 3, 2005 as an exhibit to our current report on Form 8-K.
(7)	Previously filed with the SEC on March 22, 2005 as an exhibit to our current report on Form 8-K.
(8)	Previously filed with the SEC on September 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the six months ended July 31, 2005.
(9)	Previously filed with the SEC on December 13, 2005 as an exhibit to our current report on Form 8-K.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K have been filed by us since the beginning of our fiscal quarter ended October 31, 2005:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2005/08/26	2005/08/30	Item 5.02 - Departure of Directors and Principal Officers; Appointment of Principal Officers.
2005/12/08	2005/12/13	Item 1.01 – Entry into Debt Settlement Agreement with 689,158
                    BC Ltd. and the Charles F. White Corporation and
                    entry into settlement agreement with former
Director, President and Chief Executive Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

Date:	December 22, 2005	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)