Form 10KSB
period 2006-01-31
XLR MEDICAL CORP.
filed 2006-06-07
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended January 31, 2006

[           ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Name of small business issuer in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 204
Blaine WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 201-0400
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [           ]

State issuer's revenues for its most recent fiscal year NIL.

As of January 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates is $989,995.20, based on an average of the closing bid price of $0.03 and ask price of $0.05 of the common stock on January 31, 2006.

As of May 26, 2006, the Registrant had 25,399,880 shares of common stock, with a par value of $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:             NONE

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

XLR MEDICAL CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JANUARY 31, 2006

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms "we", "us", "our", “Company” and “XLR” mean XLR Medical Corp. unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

OVERVIEW

We were incorporated on February 2, 2001 under the laws of the State of Nevada. Until September 13, 2004, our business was focused on the acquisition, exploration and development of mineral properties.

On September 13, 2004, we acquired all of the outstanding shares of TSI Medical Corp (“TSI”). We acquired TSI in order to pursue the business opportunities presented by TSI’s interest in Exelar Medical Corporation (“EMC”), a joint venture company established by TSI and the Exelar Corporation (“Exelar”). EMC was formed by TSI and Exelar for the purpose of developing a cancer treatment technology (the “Technology”).

As discussed below, the inventor of the Technology has reclaimed the Technology from EMC and, as a result, we no longer have an interest in the Technology. We are currently in the process of reorganizing our business and are seeking other business opportunities.

RECENT CORPORATE DEVELOPMENTS

During the last fiscal year, we experienced the following developments in our business:

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

2.

Effective September 2, 2005, we received notice from the inventor of the Technology (the “Inventor”) that he was exercising his right to reclaim the Technology and related assets from EMC. The Inventor’s right to reclaim the Technology arose as a result of EMC’s failure to meet its obligations to the Inventor under the Technology Transfer Agreement between the Inventor, Exelar and EMC. The Technology Transfer Agreement was signed by the Inventor, Exelar and EMC in connection with the Technology Acquisition and Funding Agreement (the “Funding Agreement”) among us, Exelar and EMC. The failure by EMC to meet its obligations to the Inventor under the Technology Transfer Agreement was a result of our inability to meet our funding obligations under the Funding Agreement.

3.

Effective September 26, 2005, we received a Notice of Disposition of Collateral from The Charles F. White Corporation (“CFW”) relating to the 826,420 shares in the common stock of TechniScan, Inc. (the “TechniScan Shares”) owned by us. The TechniScan Shares had been pledged by us as collateral for a loan granted by CFW to our wholly owned subsidiary, 689158 B.C. Ltd. (“XLR Sub”) on March 8, 2004.

4.

Effective December 8, 2005, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with CFW and XLR Sub whereby the parties agreed to release each other from any and all liabilities relating to the loan agreement (the “Loan Agreement”) between XLR Sub and CFW and the guarantee provided by us in connection with the Loan Agreement (the “Guarantee”). Pursuant to the Debt Settlement Agreement, we issued to CFW a total of 1,250,000 shares of our common stock (the “Settlement Shares”) and renounced any rights that we had to the TechniScan Shares. In exchange, CFW agreed to release us and XLR Sub from any and all liabilities or obligations in connection with the Loan Agreement and the Guarantee.

THE FUNDING AGREEMENT

Pursuant to the Funding Agreement we had with Exelar and EMC, we had the right to acquire up to a 51% interest in EMC by providing scheduled financing payments totaling $4,750,000. We made financing payments totaling $900,000 and, as a result, we acquired a 16.5% interest in EMC.

However, due to our inability to obtain additional financing, we were not able to make the remaining financing payments to EMC. As a result of our failure to meet our financing obligations, Exelar may, at its option, convert our shares of EMC into non-voting shares, remove our nominees from EMC’s board of directors and reduce our interest in EMC by one-third (1/3). We have not received notice from Exelar that it intends to exercise its default remedies under the Funding Agreement. However, as disclosed above, the Inventor has exercised his right to reclaim the Technology and EMC no longer has any interest in the Technology.

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

Our corporate headquarters is located at Suite 204, 810 Peace Portal Drive, Blaine, Washington. We are currently operating under a month to month lease and do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.	LEGAL PROCEEDINGS.

A law suit for $200 plus interest and court costs was filed against us on May 5, 2006 in the Las Vegas Justice Court, Clark County, Nevada. The suit was brought by NPNC Management LLC and was filed in respect of legal fees allegedly owed by us.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ending January 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board (the “OTCBB”) under the symbol “XLRC”. Our shares traded on the OTCBB under the stock symbol RLYM from January 16, 2003 to September 15, 2004. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB, as applicable, were:

	Fiscal Year Ended January 31, 2006		Fiscal Year Ended January 31, 2005
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Fiscal Quarter	$0.82	$0.331	0.51	0.275
2nd Fiscal Quarter	$0.85	$0.15	0.65	0.13
3rd Fiscal Quarter	$0.19	$0.06	0.52	0.28
4th Fiscal Quarter	$0.015	$0.006	0.56	0.255

The above quotations have been adjusted to reflect our 2-for-1 stock split on July 22, 2004 and our 6-for-1 stock split on February 5, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

(a)	bid and offer quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of January 31, 2006, there were 172 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended January 31, 2006 have been reported by us in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2006, we had cash in the amount of $5,283 and a working capital deficit of $625,187. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended January 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$--	$--	--
Expenses	(179,510)	(805,531)	(77.7)%
Loss Before Other Items	$(179,510)	(805,531)	(77.7)%
Gain on Settlement of Debt	1,037,978	--	100.0%
Impairment Losses On Investments	(120,000)	(1,285,568)	(90.7)%
Interest Expense	(57,210)	(154,404)	(62.9)%
Net Income (Loss)	$681,258	$(2,245,503)	130.3%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
			Percentage
	2006	2005	Increase / (Decrease)
Consulting and Management Fees	$78,760	$557,357	(85.9)%
General and Administrative	100,750	248,174	(59.4)%
Total	$179,510	$805,531	(77.7)%

The additional management fees paid in our fiscal year ended January 31, 2005 were paid to two former directors and officers who are no longer with the Company. General and Administrative expenses have decreased as a result of the fact that we are no longer pursuing the funding and development of the Technology.

Gain on Settlement of Debt

Effective September 20, 2005, we entered into debt settlement agreements with two of our former officers and directors. Under these agreements, we issued a total of 50,000 shares of our common stock valued at $3,000 in settlement of a $329,541 debt owed to them, resulting in a gain of $326,541.

On December 8, 2005, we entered into a debt settlement agreement with the Charles F. White Corporation (“CFW”), pursuant to which CFW released us from liabilities totaling $697,270. In exchange for CFW’s release, we issued to CFW 1,250,000 shares of our common stock, with a fair value of $37,500, resulting in a gain of $659,770.

On December 13, 2005, we entered into a settlement agreement with Peter Hogendoorn, our former President and Chief Executive Officer. Mr. Hogendoorn agreed to release us from a debt in the amount of $51,667 and to return 2,000,000 share of our common stock for cancellation.

Impairment Loss on Investments

In March, 2005, we issued 300,000 shares of our common stock in payment of a commitment made by the former management of TSI to ITV for introducing TSI to the business opportunities presented by the Technology. These shares were issued at fair value of $0.40 per share. The fair value of these shares was added to the cost of the Company’s investment in EMC; however an impairment charge of $120,000 was recorded in the fiscal year ended January 31, 2006 to reflect the uncertain value of our investment in EMC.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended January 31
	2006	2005
Net Cash used in Operating Activities	$(89,640)	$(562,540)
Net Cash used in Investing Activities	--	(300,010)
Net Cash from Financing Activities	70,000	881,018
Net Increase (Decrease) in Cash During Period	$(19,640)	$18,468

Working Capital
			Percentage
	At January 31, 2006	At January 31, 2005	Increase / (Decrease)
Current Assets	$5,283	$ 24,923	(78.8)%
Current Liabilities	(630,470)	(1,474,628)	(57.2)%
Working Capital Deficit	$(625,187)	$(1,449,705)	(56.9)%

As at January 31, 2006, we had cash on hand of $5,283. Our current liabilities decreased largely as a result of the debt settlement agreements we entered into with our former officers and directors and with CFW.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

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

The Company issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

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

During the fiscal quarter ended October 31, 2005, the Inventor reclaimed his right to the Technology and CFW exercised its default rights with respect to the TechniScan shares. We are in default of the Funding Agreement and we do not expect that we will be able to cure such default. Even if we were able to cure such default, the Inventor has reclaimed his right to the Technology and, as such, we no longer have any rights to the Technology. As such, we are unable to proceed with our business plan as previously described in our Annual Report for the year ended January 31, 2005 and in our Quarterly Report for the interim period ended April 30, 2005. We are in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We May Not Be Able To Obtain Additional Financing.

As at January 31, 2006, we had cash in the amount of $5,283 and a working capital deficit of $625,187. As such, we will require substantial additional financing in order to continue as a going concern.

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

If We Are Late In Filing Any Of Our Annual Or Quarterly Reports During The Next Two Years, Our Common Stock May Become Ineligible For Quotation On The OTC Bulletin Board, Which Would Negatively Affect The Market For Our Shares And Our Ability To Obtain Additional Financing.

On November 16, 2005, the SEC approved certain changes to NASD Rule 6530. As amended, NASD Rule 6530 provides that OTC Bulletin Board (“OTCBB”) issuers who are late in filing their annual or quarterly reports three times within a 24-month period will be ineligible for quotation on the OTCBB. In order to regain eligibility under this rule, the issuer would need to timely file all of its annual and quarterly reports due in a one year period. The amended NASD Rule 6530 does not apply to annual or quarterly reports for periods ended before October 1, 2005.

From time to time, we have been late in filing our quarterly and annual reports. If we are late in filing our annual or quarterly reports three times within a 24-month period, we may become ineligible for quotation on the OTCBB, which would negatively affect the market for our common stock. In addition, if our common stock is no longer eligible for quotation on the OTCBB, it may become more difficult for us to obtain additional equity financing as shares of our common stock will be less attractive to potential investors.

ITEM 7.	FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

F-i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
XLR Medical Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of XLR Medical Corp. as of January 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from December 21, 2000 (Date of Inception) to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XLR Medical Corp. as of January 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 9, 2006

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31,	January 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	5,283	24,923
Total Assets	5,283	24,923
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	66,424	45,102
Accrued liabilities	12,986	81,561
Due to related parties (Note 4(a))	185,060	471,965
Loans payable (Note 5)	366,000	876,000
Total Liabilities	630,470	1,474,628

Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Common Stock
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 25,399,880 and 25,799,880 shares, respectively	254	258
Additional Paid-in Capital	1,832,880	1,689,616
Common Stock Subscribed	6,000	6,000
Deficit Accumulated During the Development Stage	(2,464,321)	(3,145,579)
Total Stockholders’ Deficit	(625,187)	(1,449,705)
Total Liabilities and Stockholders’ Deficit	5,283	24,923

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	December 21, 2000
	(Date of Inception)	For the Years Ended
	to January 31,	January 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Consulting and management fees (Note 4)	974,167	78,760	557,357
General and administrative	773,235	100,750	248,174

Total Expenses	1,747,402	179,510	805,531

Loss Before Other Items	(1,747,402)	(179,510)	(805,531)

Other Income (Expense)
Gain on settlements of debt	1,037,978	1,037,978	–
Impairment losses on investments	(1,528,568)	(120,000)	(1,285,568)
Interest expense	(226,329)	(57,210)	(154,404)

Net Income (Loss) for the Period	(2,464,321)	681,258	(2,245,503)

Net Income (Loss) Per Share – Basic and Diluted		0.03	(0.14)

Weighted Average Shares Outstanding		26,010,000	15,620,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	December 21, 2000
	(Date of Inception)	For the Years Ended
	to January 31,	January 31,
	2006	2006	2005
	$	$	$
Operating Activities
Net income (loss)	(2,464,321)	681,258	(2,245,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlements of debt	(1,037,978)	(1,037,978)	–
Impairment losses on investments	1,405,568	120,000	1,285,568
Stock-based compensation	51,720	(17,240)	68,960
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	196,680	70,017	123,347
Due to related parties	566,268	94,303	205,088
Net Cash Used in Operating Activities	(1,282,063)	(89,640)	(562,540)
Investing Activities
Net book value of assets acquired in reverse acquisition, net of cash	599,990	–	599,990
Investment in Exelar Medical Corp.	(900,000)	–	(900,000)
Investment in TechniScan Inc.	(385,568)	–	–
Net Cash Used in Investing Activities	(685,578)	–	(300,010)
Financing Activities
Cash received in reverse acquisition	18	–	18
Proceeds from loans payable	946,000	70,000	721,000
Proceeds from sale of common stock	1,026,906	–	160,000
Net Cash Provided by Financing Activities	1,972,924	70,000	881,018
Increase (Decrease) in Cash	5,283	(19,640)	18,468
Cash – Beginning of Period	–	24,923	6,455
Cash – End of Period	5,283	5,283	24,923

Non-cash Investing and Financing Activities
Shares issued to settle debt	40,500	40,500	–
Shares issued as finder’s fee	120,000	120,000	–
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From December 21, 2000 (Date of Inception) to January 31, 2006
(Expressed in U.S. dollars)

					Accumulated
	Common Stock			Additional	Deficit
	Number		Additional	Common	During the
	Of		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
		$	$	$	$	$

Balance, December 21, 2000 (Date of
inception)	–	–	–	–	–	–

Balance, January 31, 2001	–	–	–	–	–	–

January 11, 2002 - Shares issued for cash
at $0.001 per share	5,000,000	5,000	–	–	–	5,000
January 29, 2002 - Shares issued for cash
at $0.01 per share	3,000,000	3,000	27,000	–	–	30,000
Net loss for the year	–	–	–	–	(14,573)	(14,573)

Balance, January 31, 2002	8,000,000	8,000	27,000	–	(14,573)	20,427
				–
Shares issued for cash at $0.50 per share	512,500	513	255,737	–	–	256,250
Net loss for the year	–	–	–	–	(340,450)	(340,450)

Balance, January 31, 2003	8,512,500	8,513	282,737	–	(355,023)	(63,773)

June 23, 2003 – Shares issued for cash at
$0.50 per share	432,500	432	215,818	–	–	216,250
September 30, 2003 – Shares issued for
cash at $0.75 per share	547,667	548	410,202	–	–	410,750
September 30, 2003 – Share issuance
costs	–	–	(51,344)	–	–	(51,344)
Net loss for the year	–	–	–	–	(545,053)	(545,053)

Balance, January 31, 2004	9,492,667	9,493	857,413	–	(900,076)	(33,170)

Adjustment for change in par value	–	(9,398)	9,398	–	–	–

	9,492,667	95	866,811	–	(900,076)	(33,170)
Recapitalization transactions – September
13, 2004:
Shares of Relay Mines Limited	73,367,208	734	(734)	–	–	–
Cancellation of shares of two directors	(60,000,000)	(600)	600	–	–	–
Shares issued pursuant to subscriptions
received prior to the recapitalization	2,500,000	25	(25)	–	–	–
Net assets of Relay Mines Limited
acquired (Note 5)	–	–	600,008	–	–	600,008
October 15, 2004 - Shares issued for cash
at $0.35 per share	440,005	4	153,996	–	–	154,000
Share subscriptions received	–	–	–	6,000	–	6,000
October 19, 2004 - Stock options issued for
services	–	–	68,960	–	–	68,960
Net loss for the year	–	–	–	–	(2,245,503)	(2,245,503)

Balance, January 31, 2005	25,799,880	258	1,689,616	6,000	(3,145,579)	(1,449,705)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
From December 21, 2000 (Date of Inception) to January 31, 2006
(Expressed in U.S. dollars)

					Accumulated
	Common Stock			Additional	Deficit
	Number		Additional	Common	During the
	Of		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
		$	$	$	$	$

Balance, January 31, 2005	25,799,880	258	1,689,616	6,000	(3,145,579)	(1,449,705)

March 1, 2005 - Shares issued for finder’s
fee	300,000	3	119,997	–	–	120,000
September 20, 2005 - Shares issued for
settlement of debt	50,000	–	3,000	–	–	3,000
December 8, 2005 - Shares issued for
settlement of debt	1,250,000	13	37,487	–	–	37,500
December 13, 2005 - Cancellation of
shares by former President	(2,000,000)	(20)	20	–	–	–
Forfeiture of stock options issued for
consulting services	–	–	(17,240)	–	–	(17,240)
Net income for the year	–	–	–	–	681,258	681,258

Balance, January 31, 2006	25,399,880	254	1,832,880	6,000	(2,464,321)	(625,187)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated under the name Relay Mines Limited (“Relay”) in the State of Nevada on February 2, 2001. Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), Relay acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Merger of TSI by Relay is considered a recapitalization of TSI whereby TSI was considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of Relay since the reverse merger (September 13, 2004) and the historical accounts of TSI since the date of its inception, December 21, 2000. All significant intercompany balances and transactions are eliminated on consolidation. Relay changed its name to XL

R Medical Corp. (the “Company” or “TSI” for transactions entered into prior to the Merger) and changed its trading symbol to XLRC. TSI is involved in a joint venture with Exelar Corporation (“Exelar”) for the purpose of developing a patented technology that utilizes small superconducting magnets to focus and control dosages of therapeutic radiation for the treatment of cancerous tumours (the “Technology”). Under a Technology Acquisition and Funding Agreement dated March 22, 2004 with Exelar Corporation (the “Exelar Agreement”), Exelar transferred the Technology to its wholly-owned subsidiary, Exelar Medical Corporation (“EMC”), and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC.

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. At January 31, 2006, the Company had a working capital deficit of $625,187 and has incurred losses of $2,464,321 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The fair values of cash, accounts payable, accrued liabilities, due to related parties, and loans payable approximate their fair values due to the relatively short maturity of these instruments.

	h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all employee outstanding and vested awards in each quarter.

	For the Years Ended
	January 31,
	2006	2005
	$	$

Net income (loss) — as reported	681,258	(2,245,503)
Add: Stock-based compensation expense (recovery)
included in net income (loss) — as reported	–	68,960
Deduct: Stock-based compensation expense determined
under fair value method	(402,534)	(499,960)

Net income (loss) — pro forma	278,724	(2,676,503)

Net income (loss) per share (basic and diluted) — as reported	0.03	(0.14)
Net income (loss) per share (basic and diluted) — pro forma	0.01	(0.17)

For the years ended January 31, 2006 and 2005, the fair value of options granted during the periods was estimated at the dated of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Years Ended
	January 31,
	2006	2005

Risk free interest rate	3.81%	2.40%
Expected volatility	152%	152%
Expected option life	3 years	2.5 years
Weighted average fair value of options	$0.58	$0.34

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $402,534 for the year ended January 31, 2006 (2005 -$431,000).

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of the Company’s inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses has not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will be able to utilize the net operating losses carried forward in future years.

k)	Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (“FASB”) has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

4.	Related Party Transactions

a)

Current and former officers and directors of the Company are due a total of $185,060 (January 31, 2005 - $471,965) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

b)	The Company incurred management fees of $30,000 (2005 - $15,000) to the former President and CEO of the Company.

c)	The Company incurred management fees of $6,000 (2005 - $23,300) to the former Vice-President of the Company.

d)	The Company incurred management fees of $60,000 (2005 - $69,000) to the President and CFO of the Company.

e)

During fiscal 2005, the Company incurred management fees of $90,000 and $68,012 to a former director and the former Secretary and director of the Company, respectively. In addition, the Board of Directors resolved to record cash advances of $209,210 and $12,500 made to a former director and the former Secretary and director of the Company, respectively, as management fees.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

4.	Related Party Transactions (continued)

f)

On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 50,000 shares of common stock valued at $3,000 in settlement of $329,541 owed to them, resulting in a gain on settlement of debt of $326,541.

g)

On December 13, 2005, the Company entered into a Settlement and Transfer Agreement with the former President, who agreed to release the Company of a debt of $51,667 and to return 2,000,000 shares of common stock to treasury for no consideration. A gain on settlement of debt of $51,667 was recorded.

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

As default has occurred under the Forbearance and Amendment Agreement, CFW enforced its right and remedies against the Company as at September 6, 2005. On September 26, 2005 the Company received a Notice of Disposition of Collateral on behalf of CFW. Under the terms of certain agreements related to the $500,000 loan advanced from CFW, the Company granted its shares in Techniscan, Inc. as collateral. CFW has now given notice that it has possession of the shares and intends to sell them.

On December 8, 2005, the Company entered into a Debt Settlement Agreement with CFW, whereby CFW agreed to release the Company of all its liabilities to CFW totalling $697,270 consisting of loans, bonuses and accrued interest. In consideration for releasing the Company of its liabilities, the Company agreed to issue CFW 1,250,000 shares of common stock of the Company, with a fair value of $87,500, resulting in a gain on settlement of debt of $659,770.

b)	In fiscal 2005, a person related to CFW loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

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

f)	During the year ended January 31, 2006, the Company received cash advances totalling $20,000 from an unrelated third party. These advances are non-interest bearing, unsecured and due on demand.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

6.	Common Stock

a)

On December 13, 2005, the Company entered into a Settlement and Transfer Agreement with the former President, who agreed to release the Company of a debt of $51,667 and to return 2,000,000 shares of common stock to treasury for no consideration.

b)

On December 8, 2005, the Company entered into a Debt Settlement Agreement with CFW, whereby CFW agreed to release the Company of all its liabilities to CFW totalling $697,270 consisting of loans, bonuses and accrued interest. In consideration for releasing the Company of its liabilities, the Company agreed to issue CFW 1,250,000 shares of common stock of the Company, with a fair value of $37,500, resulting in a gain on settlement of debt of $659,770.

c)

On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 50,000 shares of common stock valued at $3,000 in settlement of $329,541 owed to them, resulting in a gain of $326,541.

d)	On March 1, 2005, the Company issued 300,000 shares of common stock, recorded at a fair value of $120,000, in consideration for a finder’s fee relating to TSI’s acquisition of its interest in EMC.

7.	Stock Options

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

During the year ended January 31, 2006, the Company granted stock options to a director under the 2004 Plan, to acquire up to 700,000 shares of common stock exercisable at a price of $0.70 per share up to April 6, 2009. During the year ended January 31, 2005, the Company granted stock options to directors, officers and consultants under the 2004 Plan to acquire up to 1,450,000 shares of common stock exercisable at a price of $0.50 per share up to May 31, 2009.

The following table summarizes the continuity of the Company’s stock options:

	January 31, 2006		January 31, 2005
		Weighted		Weighted
		average exercise		average exercise
	Number of	price	Number of	price
	shares	$	shares	$

Outstanding, beginning of year	1,450,000	0.50	–	–
Granted	700,000	0.70	1,450,000	0.50
Exercised	–	–	–	–
Forfeited / cancelled	(1,025,000)	0.50	–	–

Outstanding, end of year	1,125,000	0.62	1,450,000	0.50

Additional information regarding options outstanding as at January 31, 2006 is as follows:

Outstanding and Exercisable

Weighted average
		remaining	Weighted average
Exercise Price	Number of	contractual life	exercise price
$	shares	(years)	$

0.50 – 0.70	1,125,000	3.2	0.62

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

8.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $2,045,000 since inception on December 21, 2000, which commence expiring in 2021. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $89,000 and $321,000, respectively.

A reconciliation of net income (loss) for the year and net operating loss for the year is as follows:

	2006	2005
	$	$
Net income (loss) for the year	681,000	(2,246,000)
Stock-based compensation	(17,000)	69,000
Impairment of investment	120,000	1,286,000
Gain on settlement of debt	(1,038,000)	–
Net Operating Loss For The Year	(254,000)	(891,000)

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below.

	2006	2005
	$	$
Net Operating Losses Carried Forward	(2,045,000)	(1,791,000)
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	716,000	627,000
Valuation Allowance	(716,000)	(627,000)
Net Deferred Tax Asset	–	–

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

The following Current Reports on Form 8-K have been filed by us since the end of our third quarter for our fiscal year ended January 31, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2005/12/08	2005/12/13	Item 1.01 – Entry into Debt Settlement Agreement with 689158 BC Ltd. and The Charles F. White Corporation and entry into settlement agreement with former Director, President and Chief Executive Officer.

No other information or events required to be disclosed in a report on Form 8-K have occurred since the end of our third quarter for the fiscal year ended January 31, 2006.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name	Age	Position

Douglas P. Boyd, Ph.D.	64	Chairman of the Board and a Director

Logan B. Anderson	51	Chief Executive Officer, Chief Financial Officer,
		President,Treasurer, Secretary and a Director

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

Logan B. Anderson was appointed as a director and as the Chief Financial Officer, Treasurer and Secretary on September 13, 2004. Mr. Anderson was appointed as our Chief Executive Officer and

President on August 26, 2005. Mr. Anderson had previously held the position of Chief Executive Officer and President from September 13, 2004 until December 10, 2004. Mr. Anderson was a director and the President of TSI from January 2002 until May 2003.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our audit committee presently consists of our entire board of directors. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that Mr. Anderson, a member of our audit committee, qualifies as a “financial expert” within the meaning prescribed by Item 401 of Regulation S-B by virtue of his professional qualification as an associate chartered accountant and his experience. Mr. Anderson also serves as our chief executive officer and is not independent.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended January 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Douglas P. Boyd Chairman of the Board	One	None	None

Peter A. Hogendoorn Former Chief Executive Officer, President and Director	One	One	One

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered to us in all capacities for the fiscal periods ended January 31, 2004, January 31, 2005 and January 31, 2006.

			ANNUAL COMPENSATION (1)			LONG TERM COMPENSATION
Name	Title	Fiscal Year Ended Jan. 31	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)
Douglas P. Boyd, Ph.D.(2)	Chairman of the Board & Director	2006 2005 2004	NIL N/A N/A	NIL N/A N/A	NIL N/A N/A	NIL N/A N/A	700,000 N/A N/A	NIL N/A N/A	NIL N/A N/A
Peter A. Hogendoorn(2)(3)	Former Chief Executive Officer, President & Director	2006 2005 2004	$30,000 $15,000 N/A	NIL NIL N/A	NIL NIL N/A	NIL NIL N/A	NIL NIL N/A	NIL NIL N/A	NIL NIL N/A
Logan B. Anderson(2)	Chief Financial Officer, Treasurer, Secretary & Director	2006 2005 2004	$60,000 $69,000 $16,000	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL 275,000 NIL	NIL NIL NIL	NIL NIL NIL
Chet Kurzawski	Former Vice- President, Investor Relations	2006 2005 2004	$6,000 $23,300 $7,550	NIL NIL NIL	NIL NIL NIL	NIL NIL NIL	NIL 275,000 NIL	NIL NIL NIL	NIL NIL NIL
Derek R. Van Laare(2)	Former Secretary	2006 2005 2004	N/A $80,512 $54,000	N/A NIL NIL	N/A NIL NIL	N/A NIL NIL	N/A 375,000 NIL	N/A NIL NIL	N/A N/A N/A
Harold C. Moll(2)	Former Director	2006 2005 2004	N/A $299,210 $90,000	N/A NIL NIL	N/A NIL NIL	N/A NIL NIL	N/A 500,000 NIL	N/A NIL NIL	N/A NIL NIL

(1)	TSI has been treated as the acquiring entity for accounting purposes. As such, for the periods prior to September 13, 2004, the amounts presented represent compensation paid/awarded by TSI.

(2)

Mr. Anderson, Mr. Van Laare, Mr. Moll and Mr. Hogendoorn were appointed as directors and/or officers of the Company effective on September 13, 2004. Mr. Moll and Mr. Van Laare resigned as directors and officers of the Company effective December 10, 2004. Mr. Boyd was appointed as a director and officer of the Company effective on April 5, 2005.

(3)

Mr. Hogendoorn resigned effective August 26, 2006. On December 13, 2005, we entered into a settlement agreement, pursuant to which Mr. Hogendoorn released us from any and all liabilities or obligations owed to him, including the $30,000 payable to him on account of management fees.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

During our most recent fiscal year ended January 31, 2006, the following stock options were granted to our directors and officers.

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (per Share)	Expiration Date
Douglas P. Boyd, Ph.D., Chairman of the Board and Director	700,000	NIL	$0.70	April 6, 2009
Peter A. Hogendoorn, Former President, Former Chief Executive Officer, and Former Director	NIL	NIL	N/A	N/A
Logan B. Anderson, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	NIL	NIL	N/A	N/A
Chet Kurzawski, Former Vice-President, Investor Relations	NIL	NIL	N/A	N/A

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our chief executive officer and our named executive officers during the financial year ended January 31, 2006:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Number of Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Fiscal Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) exercisable / unexercisable(1)
Douglas P. Boyd, Ph.D., Chairman of the Board and Director	N/A	N/A	700,000 Exercisable	Nil Exercisable
Peter A. Hogendoorn, Former President, Former Chief Executive Officer, and Former Director	NIL	NIL	N/A	N/A
Logan B. Anderson, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	NIL	NIL	275,000 Exercisable	NIL Exercisable
Chet Kurzawski, Former Vice-President, Investor Relations	NIL	NIL	NIL	NIL
Derek R. Van Laare, Former Secretary	NIL	NIL	NIL	NIL
Harold C. Moll, Former Director	NIL	NIL	NIL	NIL

(1)	Based on the average of the closing bid price of $0.03 and ask price of $0.05 for our common stock on January 31, 2006.

EMPLOYMENT CONTRACTS

We do not have employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Position with Company	Amount and Nature of Ownership(1)	Percent of Class(6)
DIRECTORS AND OFFICERS
Common Stock	Douglas P. Boyd, Ph.D.	Chairman of the Board & Director	1,000,000(2) Direct and Indirect	3.8%
Common Stock	Peter A. Hogendoorn	Former Chief Executive Officer, President & Director	250,000 Direct	1.0%
Common Stock	Logan B. Anderson	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary & Director	625,000(3) Direct	2.4%
Common Stock	Chet Kurzawski	Former Vice-President, Investor Relations	Nil	0.0%
All Officers and Directors as a Group (3 Persons)			1,875,000	7.1%
5% SHAREHOLDERS
Common Stock	Exelar Corporation		24,403,806(4) Direct	49%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of Company Shares actually outstanding on January 31, 2006. As of January 31, 2006, there were 25,399,880 Company Shares issued and outstanding.

(2)	Includes options to purchase 700,000 Company Shares exercisable at $0.70 per share and 300,000 Company shares issued to ITV, a company controlled by Mr. Boyd.

(3)	Includes 350,000 Company Shares and options to purchase 275,000 Company Shares exercisable at $0.50 per share.

(4)

Pursuant to the Funding Agreement, Exelar has the option to convert its shares of EMC into that number of Company Shares equal to 49% of the issued and outstanding shares after conversion. Based on the number of issued and outstanding shares on May 27, 2005, Exelar would be entitled to 24,403,806 Company Shares.

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

As we have defaulted our obligations under the Funding Agreement and we are now past March 1, 2005, Exelar may exercise their conversion option at this time.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JANUARY 31, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	1,125,000	$0.62	3,444,682 Company Shares
Total	1,125,000	$0.62	3,444,682 Company Shares

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

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Issuance of Shares to Imaging Technology Ventures, Inc. (“ITV”)

In satisfaction of our obligations as the successor to TSI, we issued 300,000 Company Shares to ITV as a finders fee for introducing TSI to Exelar and the opportunities presented by the Technology. ITV is a private company controlled by Douglas P. Boyd, our Chairman of the Board and one of our directors.

Settlement Agreement with Former Officer and Director

Effective December 13, 2005, we entered into a settlement agreement with Peter A. Hogendoorn, our former Chief Executive Officer and President and a former member of our Board of Directors. Pursuant to this agreement, Mr. Hogendoorn released us from any and all liabilities owed to him and agreed to surrender 2,000,000 shares of our common stock, registered in his name, for cancellation.

ITEM 13.	EXHIBITS.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(4)
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp. (4)
3.2	Articles of Incorporation for Relay Mines Limited. (1)
3.3	Bylaws, As Amended, for Relay Mines Limited. (4)
10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004. (4)
10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(8)
10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(3)
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

The aggregate fees billed for the fiscal years ended January 31, 2006 and January 31, 2005 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2006	Year Ended January 31, 2005

Audit Fees	$23,600	$12,175
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$23,600	$12,75

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

Date: June 2, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting
Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 2, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting
Officer)

/s/ Douglas P. Boyd
Date: June 5, 2006	By:	DOUGLAS P. BOYD, PH.D.
Chairman of the Board
Director