Form 10QSB
period 2006-04-30
XLR MEDICAL CORP.
filed 2006-06-14
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 204
 Blaine, WA 98230
(Address of principal executive offices)

(360) 201-0400
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 13, 2006, the Issuer had 25,399,880 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30,	January 31,
	2006	2006
	$	$
	(Unaudited)

ASSETS
Current Assets
Cash	5,511	5,283
Total Assets	5,511	5,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	62,078	66,424
Accrued liabilities	17,623	12,986
Due to related parties (Note 3(a))	203,684	185,060
Loans payable (Note 4)	371,000	366,000
Total Liabilities	654,385	630,470

Contingencies and Commitments (Note 1)

Stockholders’ Deficit
Common Stock
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 25,399,880 shares	254	254
Additional Paid-in Capital	1,832,880	1,832,880
Common Stock Subscribed	6,000	6,000
Deficit Accumulated During the Development Stage	(2,488,008)	(2,464,321)
Total Stockholders’ Deficit	(648,874)	(625,187)
Total Liabilities and Stockholders’ Deficit	5,511	5,283

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21, 2000
	(Date of Inception)	For the Three Months Ended
	to April 30,	April 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Consulting and management fees (Note 3)	989,167	15,000	33,000
General and administrative	779,784	6,549	45,026

Total Expenses	1,768,951	21,549	78,026

Loss Before Other Items	(1,768,951)	(21,549)	(78,026)

Other Income (Expense)
Gain on settlements of debt	1,037,978	–	–
Impairment losses on investments	(1,528,568)	–	(120,000)
Interest expense	(228,467)	(2,138)	(21,396)

Net Loss for the Period	(2,488,008)	(23,687)	(219,422)

Net Loss Per Share – Basic and Diluted		–	(0.01)

Weighted Average Shares Outstanding		25,400,000	26,000,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three
	Months Ended
	April 30,
	2006	2005
	$	$

Operating Activities
Net loss	(23,687)	(219,422)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment losses on investments	–	120,000
Changes in operating assets and liabilities:
Prepaid expenses	–	(454)
Accounts payable and accrued liabilities	291	14,474
Due to related parties	15,024	28,919
Net Cash Used in Operating Activities	(8,372)	(56,483)
Investing Activities	–	–
Financing Activities
Proceeds from loans payable	5,000	50,000
Advances from related parties	3,600	–
Net Cash Provided by Financing Activities	8,600	50,000
Increase (Decrease) in Cash	228	(6,483)
Cash – Beginning of Period	5,283	24,923
Cash – End of Period	5,511	18,440

Non-cash Investing and Financing Activities
Shares issued as finder’s fee	–	120,000

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

TSI was involved in a joint venture with Exelar Corporation (“Exelar”) for the purpose of developing a patented technology that utilizes small superconducting magnets to focus and control dosages of therapeutic radiation for the treatment of cancerous tumours (the “Technology”). Under a Technology Acquisition and Funding Agreement dated March 22, 2004 with Exelar Corporation (the “Exelar Agreement”), Exelar transferred the Technology to its wholly- owned subsidiary, Exelar Medical Corporation (“EMC”), and TSI agreed to provide funding to EMC in exchange for rights to acquire up to a 60% interest in EMC.

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. At April 30, 2006, the Company had a working capital deficit of $648,874 and has incurred losses of $2,488,008 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	i)	Stock-Based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method.

Common stock issued to third parties for non-cash consideration are accounted for based on the fair market of the goods and services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

Three Months
Ended April 30,
2005
$

Net income (loss) — as reported	(219,422)
Add: Stock-based compensation expense included in net
loss — as reported	–
Deduct: Stock-based compensation expense determined
under fair value method	(402,534)

Net income (loss) — pro forma	(621,956)

Net income (loss) per share (basic and diluted) — as reported	(0.01)
Net income (loss) per share (basic and diluted) — pro forma	(0.02)

For the period ended April 30, 2005, the fair value of options granted during the period was estimated at the dated of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

Three Months
Ended April 30,
2005

Risk free interest rate	3.81%
Expected volatility	152%
Expected option life	3 years
Weighted average fair value of options	$0.58

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $402,534 for the three months ended April 30, 2005.

A summary of the Company’s stock option activity is as follows:

Three Months Ended
April 30, 2006

	Number of	Weighted Average
	Options	Exercise Price
Balance, Beginning of Period	1,125,000	$0.62
Granted	–	–
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, End of Period	1,125,000	$0.62

As at April 30, 2006, the following options are outstanding:

	Outstanding and Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average
Price	Shares	Life (years)	Exercise Price
$ 0.50-$ 0.70	1,125,000	3.0	$0.62

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

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

a)

Current and former officers and directors of the Company are due a total of $203,684 (January 31, 2006 - $185,060) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred management fees of $Nil (2005 - $15,000) to the former President and CEO of the Company during the three months ended April 30, 2006.

	c)	The Company incurred management fees of $Nil (2005 - $3,000) to the former Vice-President of the Company during the three months ended April 30, 2006.

	d)	The Company incurred management fees of $15,000 (2005 - $15,000) to the President and CFO of the Company during the three months ended April 30, 2006.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Loans Payable

	a)	In fiscal 2005, an individual loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

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

d)

On December 20, 2004, the Company received a loan from Clarion Finanz AG in the amount of $100,000, which is interest bearing at 5% per annum, unsecured and due on demand. The former President of the Company is a director of Clarion Finanz AG.

e)

On fiscal 2006, the Company received cash advances totalling $20,000 from Corporate Resource Group. On April 28, 2006, the Company received a cash advance of $5,000 from Corporate Resource Group. The advances are non-interest bearing, unsecured and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB includes “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and other similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “Company” and “XLR” mean XLR Medical Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on February 2, 2001 under the laws of the State of Nevada. Effective September 13, 2004, we acquired all of the outstanding shares of TSI Medical Corp. (“TSI”) in order to pursue the business opportunities of developing a cancer treatment technology (the “Technology”) presented by TSI’s interest in Exelar Medical Corporation (“EMC”), a joint venture established by TSI and Exelar Corporation (“Exelar”). We entered into the Technology Acquisition and Funding Agreement with Exelar and EMC (the “Funding Agreement”), pursuant to which we had the right to acquire up to a 51% interest in EMC by providing scheduled financing payments totaling $4,750,000. Due to our inability to obtain additional financing, we were not able to make the required financing payments to EMC.

Effective September 2, 2005, EMC defaulted on its obligations under its Technology Transfer Agreement with the inventor of the Technology (the “Inventor”), and the Inventor reclaimed the Technology from EMC. The failure by EMC to meet its obligations to the Inventor under the Technology Transfer Agreement was a result of our inability to meet our funding obligations under the Funding Agreement. As such, we no longer have an interest in the Technology. We are currently in the process of reorganizing our business and are seeking other business opportunities.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended April 30, 2006 and changes in our financial condition from January 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2006.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at April 30, 2006, we had cash in the amount of $5,511 and a working capital deficit of $648,874. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

First Quarter Summary

	First Quarter Ended April 30
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(21,549)	(78,026)	(72.4)%
Loss Before Other Items	(21,549)	(78,026)	(72.4)%
Impairment Loss on Investments	-	(120,000)	(100.0)%
Interest Expense	(2,138)	(21,396)	(90.0)%
Net Loss	$(23,687)	$(219,422)	(89.2)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	First Quarter Ended April 30
			Percentage
	2006	2005	Increase / (Decrease)
Consulting and Management Fees	$15,000	$33,000	(54.5)%
General and Administrative	6,549	45,026	(85.5)%
Total Operating Expenses	$21,549	$78,026	(72.4)%

The additional management fees paid in our fiscal quarter ended April 30, 2005 were paid to two former directors and officers who are no longer with the Company. General and Administrative expenses have decreased as a result of the fact that we are no longer pursuing the funding and development of the Technology.

Impairment Loss on Investments

In March, 2005 we issued 300,000 shares of our common stock in payment of a commitment made by the former management of TSI to Imaging Technology Ventures Inc. (“ITV”) for introducing TSI to the business opportunities presented by the Technology. These shares were issued at fair value of $0.40 per share, the closing price for our common stock as of the date of issuance. The amount was added to the cost of the Company’s investment in EMC; however, an impairment charge of $120,000 was recorded in order to reflect the uncertain value of our investment in EMC. In the first quarter ended April 30, 2006, no loss on investments was recorded.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At April 30, 2006	At January 31, 2006	Increase / (Decrease)
Current Assets	$5,511	$5,283	4.3%
Current Liabilities	(654,385)	(630,470)	3.8%
Working Capital (Deficit)	$(648,874)	$(625,187)	3.8%

Cash Flows

	Three Months Ended April 30
	2006	2005
Cash Flows Used In Operating Activities	$(8,372)	$(56,483)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	8,600	50,000
Net Increase (Decrease) In Cash During Period	$228	$(6,483)

As at April 30, 2006, we had cash on hand of $5,511. Our current liabilities increased largely as a result of management fees incurred in the current fiscal quarter and a cash advance of $5,000 from Corporate Resource Group.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Stock-Based Compensation

Prior to February 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method.

Common stock issued to third parties for non-cash consideration are accounted for based on the fair market of the goods and services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

RISKS AND UNCERTAINTIES

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

During the fiscal year ended January 31, 2006, the Inventor reclaimed his right to the Technology. We are in default of the Agreement and we do not expect that we will be able to cure such default. Even if we were able to cure such default, the Inventor has reclaimed his right to the Technology and, as such, we no longer have any rights to the Technology. As such, we are unable to proceed with our business plan as previously described in our Annual Report for the year ended January 31, 2005 and in our Quarterly Report for the interim period ended April 30, 2005. We are in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We May Not Be Able To Obtain Additional Financing.

As at April 30, 2006, we had cash in the amount of $5,511 and a working capital deficit of $648,874. As such, we will require substantial additional financing in order to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(3)
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.(3)
3.2	Articles of Incorporation for Relay Mines Limited.(1)
3.3	Bylaws, As Amended, for Relay Mines Limited.(3)
10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004.(3)
10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(7)
10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(2)
10.4

Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(4)

10.5	Loan Agreement dated as of the 8th day of March, 2004 between 689158 B.C. Ltd. and The Charles F. White Corporation.(5)
10.6	Guarantee dated as of March 8, 2004 made by TSI Medical Corp. to and in favor of The Charles F. White Corporation.(5)
10.7	Forbearance and Amendment Agreement dated as of February 28, 2005 between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp.(5)
10.8	Notice of Disposition of Collateral from The Charles F. White Corporation.(7)
10.9	Non-Binding Letter of Intent dated March 16, 2005 from Avi Faliks.(6)
10.10	Debt Settlement Agreement between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp. dated December 8, 2005.(8)
10.11	Settlement and Transfer Agreement between XLR Medical Corp. and Peter A. Hogendoorn, dated December 13, 2005.(8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.
(2)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.

(3)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.
(4)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.
(5)	Previously filed with the SEC on March 3, 2005 as an exhibit to our current report on Form 8-K.
(6)	Previously filed with the SEC on March 22, 2005 as an exhibit to our current report on Form 8-K.
(7)	Previously filed with the SEC on September 23, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the six months ended July 31, 2005.
(8)	Previously filed with the SEC on December 13, 2005 as an exhibit to our current report on Form 8-K.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by us during our fiscal quarter ended April, 2006 and from the end of that fiscal quarter to the date of filing of this Quarterly Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

Date: June 14, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)