Form 10QSB
period 2006-07-31
XLR MEDICAL CORP.
filed 2006-09-14
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 11, 2006, the Issuer had 25,399,880 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31,	January 31,
	2006	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	109	5,283
Total Assets	109	5,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	78,299	66,424
Accrued liabilities	15,979	12,986
Due to related parties (Note 3(a))	218,672	185,060
Loans payable (Note 4)	377,000	366,000
Total Liabilities	689,950	630,470

Contingencies and Commitments (Note 1)

Stockholders’ Deficit
Common Stock
Authorized: 100,000,000 shares, par value of $0.00001
Issued and outstanding: 25,399,880 shares	254	254
Additional Paid-in Capital	1,832,880	1,832,880
Common Stock Subscribed	–	6,000
Deficit Accumulated During the Development Stage	(2,522,975)	(2,464,321)
Total Stockholders’ Deficit	(689,841)	(625,187)
Total Liabilities and Stockholders’ Deficit	109	5,283

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21,
	2000(Date of	For the Three	For the Three	For the Six	For the Six
	Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting and management fees (Note 3)	1,004,167	15,000	33,000	30,000	66,000
General and administrative	797,614	17,830	36,630	24,379	81,656

Total Expenses	1,801,781	32,830	69,630	54,379	147,656

Loss Before Other Items	(1,801,781)	(32,830)	(69,630)	(54,379)	(147,656)

Other Income (Expense)
Gain on settlements of debt	1,037,978	–	–	–	–
Impairment losses on investments	(1,528,568)	–	–	–	(120,000)
Interest expense	(230,604)	(2,137)	(22,118)	(4,275)	(43,514)

Net Loss for the Period	(2,522,975)	(34,967)	(91,748)	(58,654)	(311,170)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		25,400,000	26,100,000	25,400,000	26,100,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	July 31,	July 31,
	2006	2005
	$	$
Operating Activities
Net loss	(58,654)	(311,170)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment losses on investments	–	120,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,868	64,913
Due to related parties	30,012	63,215
Net Cash Used in Operating Activities	(13,774)	(63,042)
Investing Activities	–	–
Financing Activities
Proceeds from loans payable	5,000	50,000
Advances from related parties	3,600	–
Net Cash Provided by Financing Activities	8,600	50,000
Decrease in Cash	(5,174)	(13,042)
Cash – Beginning of Period	5,283	24,923
Cash – End of Period	109	11,881

Non-cash Investing and Financing Activities
Shares issued as finder’s fee	–	120,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated under the name Relay Mines Limited (“Relay”) in the State of Nevada on February 2, 2001. Pursuant to an Agreement and Plan of Merger dated August 12, 2004 and an Agreement and Plan of Merger dated September 13, 2004 (the “Merger”), Relay acquired and merged with, by way of reverse merger, TSI Medical Corp., a Nevada corporation (“TSI”). The Merger of TSI by Relay was considered a recapitalization of TSI whereby TSI was considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of Relay since the reverse merger (September 13, 2004) and the historical accounts of TSI since the date of its inception, December 21, 2000. All significant intercompany balances and transactions are eliminated on consolidation. Relay changed its name to XLR Medical Corp. (the “Company” or “TSI” for transactions entered into prior to the Merger) and changed its trading symbol to XLRC.

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. At July 31, 2006, the Company had a working capital deficit of $689,841 and has incurred losses of $2,522,975 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties and loans payable were estimated to approximate their carrying values due to the immediate or short- term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	i)	Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method.

Common stock issued to third parties for non-cash consideration are accounted for based on the fair market value of the goods and services received or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2005	2005
	$	$

Net loss – as reported	(91,478)	(311,170)
Add: Stock-based compensation expense included in net
loss – as reported	–	–
Deduct: Stock-based compensation expense determined
under fair value method	–	(402,534)

Net loss – pro forma	(91,478)	(713,704)

Net loss per share (basic and diluted) – as reported	–	(0.01)
Net loss per share (basic and diluted) – pro forma	–	(0.03)

For the period ended July 31, 2005, the fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	July 31	July 31,
	2005	2005

Risk free interest rate	–	3.81%
Expected volatility	–	152%
Expected option life	–	3 years
Weighted average fair value of options	–	$0.58

Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $402,534 for the six months ended July 31, 2005.

A summary of the Company’s stock option activity is as follows:

	Six Months Ended
	July 31, 2006

		Weighted Average
	Number of Options	Exercise Price
Balance, Beginning of Period	1,125,000	$ 0.62
Granted	-	-
Cancelled/Forfeited	-	-
Exercised	-	-
Balance, End of Period	1,125,000	$ 0.62

As at July 31, 2006, the following options are outstanding:

	Outstanding and Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average
Price	Shares	Life (years)	Exercise Price
$ 0.50 - $ 0.70	1,125,000	2.7	$ 0.62

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

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

a)

Current and former officers and directors of the Company are owed a total of $218,672 (January 31, 2006 - $185,060) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred management fees of $Nil (2005 - $30,000) to the former President and CEO of the Company during the six months ended July 31, 2006.

	c)	The Company incurred management fees of $Nil (2005 - $6,000) to the former Vice-President of the Company during the six months ended July 31, 2006.

	d)	The Company incurred management fees of $30,000 (2005 - $30,000) to the President and CFO of the Company during the six months ended July 31, 2006.

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

e)

In fiscal 2006, the Company received cash advances totalling $20,000 from Corporate Resource Group. On April 28, 2006, the Company received a cash advance of $5,000 from Corporate Resource Group. The advances are non-interest bearing, unsecured and due on demand.

f)

On July 31, 2006, the Company reclassified common stock subscriptions received of $6,000 from an investor, from equity to a liability, as the Company intends to repay the amounts received. These funds were received in September 2004. This amount is non-interest bearing, unsecured and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and other similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Company” and “XLR” mean XLR Medical Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended July 31, 2006 and changes in our financial condition from January 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2006.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2006, we had cash in the amount of $109 and a working capital deficit of $689,841. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	n/a	$ --	$ --	n/a
Expenses	(32,830)	(69,630)	(52.9)%	(54,379)	(147,656)	(63.2)%
Impairment Loss on	--	--	n/a	--	(120,000)	(100)%
Investments
Interest Expense	(2,137)	(22,118)	(90.3)%	(4,275)	(43,514)	(90.2)%
Net Income (Loss)	$(34,967)	$(91,748)	(61.9)%	$(58,654)	$(311,170)	(81.2)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Second Quarter Ended July 31			Six Months Ended July 31
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Consulting and Management	$15,000	$33,000	(54.5)%	$30,000	$66,000	(54.5)%
Fees

General and Administrative	17,830	36,630	(51.3)%	24,379	81,656	(70.1)%

Total Operating Expenses	$32,830	$69,630	(52.9)%	$54,379	$147,656	(63.2)%

The additional management fees paid in during the six and three month periods ended July 31, 2005 were paid to two former directors and officers who are no longer with the Company. General and Administrative expenses decreased as a result of the fact that we are no longer pursuing the funding and development of the Technology.

Impairment Loss on Investments

In March, 2005 we issued 300,000 shares of our common stock in payment of a commitment made by the former management of TSI to Imaging Technology Ventures Inc. (“ITV”) for introducing TSI to the business opportunities presented by the Technology. These shares were issued at fair value of $0.40 per share, the closing price for our common stock as of the date of issuance. The amount was added to the cost of our investment in EMC; however, an impairment charge of $120,000 was recorded in order to reflect the uncertain value of our investment in EMC. In the second quarter ended July 31, 2006, no loss on investments was recorded.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2006	At January 31, 2006	Increase / (Decrease)
Current Assets	$109	$5,283	(97.9)%
Current Liabilities	(689,950)	(630,470)	9.4%
Working Capital (Deficit)	$(689,841)	$(625,187)	10.3%

Cash Flows
	Six Months ended July 31
	2006	2005
Cash Flows Used In Operating Activities	$(13,774)	$(63,042)
Cash Flows From (Used In) Investing Activities	Nil	Nil
Cash Flows From Financing Activities	$8,600	50,000
Net Increase (Decrease) In Cash During Period	$(5,174)	$(13,042)

As at July 31, 2006, we had cash on hand of $109. Our working capital deficit increased as a result of the fact that we had no revenues or significant sources of financing during the period ended July 31, 2006.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation:

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Stock-Based Compensation

Prior to February 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments,” using the modified retrospective transition method.

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

We May Not Be Able To Obtain Additional Financing.

As at July 31, 2006, we had cash in the amount of $109 and a working capital deficit of $689,841. As such, we will require substantial additional financing in order to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(3)
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.(3)
3.2	Articles of Incorporation for Relay Mines Limited.(1)
3.3	Bylaws, As Amended, for Relay Mines Limited.(3)
10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004.(3)
10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(7)

Exhibit
Number	Description of Exhibit
10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(2)
10.4	Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(4)
10.5	Loan Agreement dated as of the 8th day of March, 2004 between 689158 B.C. Ltd. and The Charles F. White Corporation.(5)
10.6	Guarantee dated as of March 8, 2004 made by TSI Medical Corp. to and in favor of The Charles F. White Corporation.(5)
10.7	Forbearance and Amendment Agreement dated as of February 28, 2005 between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp.(5)
10.8	Notice of Disposition of Collateral from The Charles F. White Corporation.(7)
10.9	Non-Binding Letter of Intent dated March 16, 2005 from Avi Faliks.(6)
10.10	Debt Settlement Agreement between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp. dated December 8, 2005.(8)
10.11	Settlement and Transfer Agreement between XLR Medical Corp. and Peter A. Hogendoorn, dated December 13, 2005.(8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.
(2)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.
(3)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.
(4)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.
(5)	Previously filed with the SEC on March 3, 2005 as an exhibit to our current report on Form 8-K.
(6)	Previously filed with the SEC on March 22, 2005 as an exhibit to our current report on Form 8-K.
(7)	Previously filed with the SEC on September 23, 2005 as an exhibit to our Quarterly Report on Form 10- QSB for the six months ended July 31, 2005.
(8)	Previously filed with the SEC on December 13, 2005 as an exhibit to our current report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

Date:	September 13, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)