Form 10QSB
period 2006-10-31
XLR MEDICAL CORP.
filed 2006-12-15
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 11, 2006, the Issuer had 508,005 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31,	January 31,
	2006	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	934	5,283
Total Assets	934	5,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	79,060	66,424
Accrued liabilities	16,798	12,986
Due to related parties (Note 3(a))	233,681	185,060
Loans payable (Note 4)	387,000	366,000
Total Liabilities	716,539	630,470
Contingencies (Note 1)
Stockholders’ Deficit
Common Stock (Note 5)
Authorized: 2,000,000 shares, par value of $0.00001;
Issued and outstanding: 508,005 shares	5	5
Additional Paid-in Capital	1,833,129	1,833,129
Common Stock Subscribed	–	6,000
Deficit Accumulated During the Development Stage	(2,548,739)	(2,464,321)
Total Stockholders’ Deficit	(715,605)	(625,187)
Total Liabilities and Stockholders’ Deficit	934	5,283

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21,
	2000 (Date of	For the Three	For the Three	For the Nine	For the Nine
	Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting and management fees (Note 3)	1,019,167	15,000	15,000	45,000	81,000
General and administrative	806,241	8,627	7,413	33,006	89,069

Total Expenses	1,825,408	23,627	22,413	78,006	170,069

Loss Before Other Items	(1,825,408)	(23,627)	(22,413)	(78,006)	(170,069)

Other Income (Expense)
Gain on settlements of debt	1,037,978	–	326,541	–	326,541
Impairment losses on investments	(1,528,568)	–	–	–	(120,000)
Interest expense	(232,741)	(2,137)	(11,542)	(6,412)	(55,056)

Net Loss for the Period	(2,548,739)	(25,764)	292,586	(84,418)	(18,584)

Net Loss Per Share – Basic and Diluted		(0.05)	0.56	(0.17)	(0.04)

Weighted Average Shares Outstanding (Note 5)		508,000	522,000	508,000	522,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	October 31,	October 31,
	2006	2005
	$	$
Operating Activities
Net loss	(84,418)	(18,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlements of debt	–	(326,541)
Impairment losses on investments	–	120,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,448	71,768
Due to related parties	45,021	79,964
Net Cash Used in Operating Activities	(22,949)	(73,393)
Financing Activities
Proceeds from loans payable	15,000	50,000
Advances from related parties	3,600	–
Net Cash Provided by Financing Activities	18,600	50,000
Decrease in Cash	(4,349)	(23,393)
Cash – Beginning of Period	5,283	24,923
Cash – End of Period	934	1,530

Non-cash Investing and Financing Activities
Shares issued as finder’s fee	–	120,000
Shares issued to settle debt	–	3,000
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at October 31, 2006, the Company has a working capital deficit of $715,605 and has incurred losses of $2,548,739 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	i)	Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

	Three Months Ended	Nine Months Ended
	October 31,	October 31,
	2005	2005
	$	$

Net income (loss) — as reported	292,586	(18,584)
Add: Stock-based compensation expense included in net
loss — as reported	–	–
Deduct: Stock-based compensation expense
determined under fair value method	–	(402,534)

Net income (loss) — pro forma	292,586	(421,118)

Net income (loss) per share (basic and diluted) — as
reported	0.56	(0.04)
Net income (loss) per share (basic and diluted) — pro forma	0.56	(0.81)

For the period ended October 31, 2005, the fair value of options granted during the period was estimated at the dated of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	October 31,	October 31,
	2005	2005

Risk free interest rate	–	3.81%
Expected volatility	–	152%
Expected option life	–	3 years
Weighted average fair value of options	–	$28.75

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

k)	Interim Financial Statements

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

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Related Party Transactions

a)

Current and former officers and directors of the Company are owed a total of $233,681 (January 31, 2006 - $185,060) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	The Company incurred management fees of $Nil (2005 - $30,000) to the former President and CEO of the Company during the nine months ended October 31, 2006.

	c)	The Company incurred management fees of $Nil (2005 - $6,000) to the former Vice-President of the Company during the nine months ended October 31, 2006.

	d)	The Company incurred management fees of $45,000 (2005 - $45,000) to the President and CFO of the Company during the nine months ended October 31, 2006.

4.	Loans Payable

	a)	In fiscal 2005, an individual loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

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

e)

In fiscal 2006, the Company received cash advances totalling $20,000 from Corporate Resource Group. During the nine month period ending October 31, 2006, the Company received cash advances of $15,000 from Corporate Resource Group. The advances are non-interest bearing, unsecured and due on demand.

f)

On July 31, 2006, the Company reclassified common stock subscriptions received of $6,000 from an investor, from equity to a liability, as the Company intends to repay the amounts received. These funds were received in September 2004. This amount is non-interest bearing, unsecured and due on demand.

5.	Common Stock

On December 11, 2006, the Company completed a reverse stock split on the basis of one new share of common stock in exchange for every fifty old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split. The Company also reduced its authorized capital from 100,000,000 to 2,000,000 common shares.

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

Recent Corporate Developments

The following significant corporate developments have occurred since the end of our fiscal quarter ended July 31, 2006:

(1)

On December 11, 2006, Dr. Douglas P. Boyd resigned as a member of our Board of Directors and as Chairman of the Board. Dr. Boyd’s resignation was not due to any disagreements with any of our operations, policies or practices. Logan Anderson is our sole director.

(2)

On December 11, 2006, we effected a 1-for-50 reverse split of our common stock. As a result, our authorized capital was decreased from 100,000,000 shares of common stock, par value $0.00001 per share, of which 25,399,880 shares were issued and outstanding, to 2,000,000 shares of common stock, par value $0.00001 per share, of which 508,005 shares are issued and outstanding. In connection with the reverse split, effective as of December 11, 2006, our trading symbol on the OTB Bulletin Board was changed from “XLRC” to “XLRM.”

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended October 31, 2006 and changes in our financial condition from January 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2006.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2006, we had cash in the amount of $934 and a working capital deficit of $715,605. As such, we will require substantial additional financing in the near future in order to meet our current obligations as they become due. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$--	$ --	n/a	$ --	$ --	n/a
Expenses	(23,627)	(22,413)	5.4%	(78,006)	(170,069)	(54.1)%
Gain on Settlements of Debt	--	326,541	(100)%	--	326,541	(100)%
Impairment Losses on Investments	--	--	n/a	--	(120,000)	(100)%
Interest Expense	(2,137)	(11,542)	(81.5)%	(6,412)	(55,056)	(88.3)%
Net Income (Loss)	$(25,764)	$292,586	(108.8)%	$(84,418)	$(18,584)	354.3%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Third Quarter Ended October 31			Nine Months Ended October 31
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Consulting and Management Fees	$15,000	$15,000	n/a	$45,000	$81,000	(44.4)%

General and Administrative	8,627	7,413	16.4%	33,006	89,069	(62.9)%

Total Operating Expenses	$23,627	$22,413	5.4%	$78,006	$170,069	(54.1)%

The additional management fees paid during the nine month period ended October 31, 2005 were paid to two former directors and officers who are no longer with the Company. General and Administrative expenses for the nine month period ended October 31, 2006 decreased compared to the same period ended 2006 as a result of the fact that we are no longer pursuing the funding and development of the Technology.

Impairment Loss on Investments

In March, 2005 we issued 300,000 shares of our common stock in payment of a commitment made by the former management of TSI to Imaging Technology Ventures Inc. (“ITV”) for introducing to the business opportunities presented by the Technology. These shares were issued at fair value of $0.40 per share, the closing price for our common stock as of the date of issuance. The amount was added to the cost of our investment in EMC; however, an impairment charge of $120,000 was recorded in order to reflect the uncertain value of our investment in EMC. In the third quarter ended October 31, 2006, no loss on investments was recorded.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2006	At January 31, 2006	Increase / (Decrease)
Current Assets	$934	$5,283	(82.3)%
Current Liabilities	(716,539)	(630,470)	13.7%
Working Capital (Deficit)	$(715,605)	$(625,187)	14.5%

Cash Flows
	Nine Months ended October 31
	2006	2005
Cash Flows Used In Operating Activities	$(22,949)	$(73,393)
Cash Flows From (Used In) Investing Activities	Nil	Nil
Cash Flows From Financing Activities	$18,600	50,000
Net Increase (Decrease) In Cash During Period	$(4,349)	$(23,393)

As at October 31, 2006, we had cash on hand of $934. Our working capital deficit increased as a result of the fact that we had no revenues or significant sources of financing during the period ended October 31, 2006.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation:

Stock-Based Compensation

Prior to February 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments,” using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of

SFAS No. 123, and compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. There was no effect on our reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

RISKS AND UNCERTAINTIES

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

During the fiscal year ended January 31, 2006, the Inventor reclaimed his right to the Technology. As such, we are unable to proceed with our business plan as previously described in our Annual Report for the year ended January 31, 2005. We are in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We May Not Be Able To Obtain Additional Financing.

As at October 31, 2006, we had cash in the amount of $934 and a working capital deficit of $715,605. As such, we will require substantial additional financing in order to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Departure of Directors

On December 11, 2006, Dr. Douglas P. Boyd resigned as a member of our Board of Directors and as Chairman of the Board. Dr. Boyd’s resignation was not due to any disagreement with any of our operations, policies or practices. Logan Anderson is now our sole director.

Amendment to Articles of Incorporation

On December 11, 2006, we effected a 1-for-50 reverse split of our common stock. As a result our Articles of Incorporation were amended to reduce our authorized capital from 100,000,000 shares of common stock, par value $0.0001 per share, to 2,000,000 shares of common stock, par value $0.0001 per share. The number of shares of common stock outstanding was reduced correspondingly from 25,399,880 shares of common stock to 508,005 shares of common stock.

A copy of the Certificate of Change filed with the Nevada Secretary of State effecting the reverse stock split is attached as an exhibit to this report.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(3)

3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.(3)

Exhibit
Number	Description of Exhibit

3.2	Articles of Incorporation for Relay Mines Limited.(1)

3.3	Certificate of Change.

3.4	Bylaws, As Amended, for Relay Mines Limited.(3)

10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004.(3)

10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(7)

10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(2)

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

XLR MEDICAL CORP.

Date: December 14, 2006	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)