Form 10KSB
period 2007-01-31
XLR MEDICAL CORP.
filed 2007-05-16
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended January 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-50026

XLR MEDICAL CORP.
(Name of small business issuer in its charter)

NEVADA	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 204
Blaine, WA 98230	98230
(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

State issuer's revenues for its most recent fiscal year. NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $328,162 as of January 25, 2007, based on the average of the closing bid price of $0.31 and closing ask price of $1.00 as of that day.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 508,011 shares of common stock as of May 3, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

XLR MEDICAL CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED JANUARY 31, 2007

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

As used in this Annual Report, the terms “we,” “us,” “our,” “XLR Medical,” and the “Company” mean XLR Medical Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

OVERVIEW

We were incorporated on February 2, 2001 under the laws of the State of Nevada. Effective September 13, 2004, we acquired all of the outstanding shares of TSI Medical Corp. (“TSI”) in order to pursue the business opportunities presented by TSI’s interest in Exelar Medical Corporation (“EMC”), a joint venture established by TSI and Exelar Corporation (“Exelar”) for the purpose of developing an experimental cancer treatment technology (the “Technology”). We entered into a Technology Acquisition and Funding Agreement with Exelar and EMC (the “Funding Agreement”), pursuant to which we had the right to acquire up to a 51% interest in EMC by providing scheduled financing payments totaling $4,750,000. Due to our inability to obtain additional financing, we were not able to make the required financing payments to EMC.

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

RECENT CORPORATE DEVELOPMENTS

During our fourth quarter for the year ended January 31, 2007, we experienced the following developments in our business:

(1)

On December 11, 2006, Dr. Douglas P. Boyd resigned as a member of our Board of Directors and as Chairman of the Board. Dr. Boyd’s resignation was not due to any disagreements with any of our operations, policies or practices. As a result of Dr. Boyd’s resignation, Logan Anderson now acts as our sole director.

(2)

On December 11, 2006, we effected a 1-for-50 reverse split of our common stock. As a result, our authorized capital was decreased from 100,000,000 shares of common stock, par value $0.00001 per share, to 2,000,000 shares of common stock, par value $0.00001 per share. Immediately following the 1-for-50 reverse split, we had 508,011 shares issued and outstanding. In connection with the reverse split, effective as of December 11, 2006, our trading symbol on the OTB Bulletin Board was changed from “XLRC” to “XLRM.”

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole executive officer and director.

RESEARCH AND DEVELOPMENT

We incurred no research and development expenditures to date.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2.                DESCRIPTION OF PROPERTY.

Our corporate headquarters is located at Suite 204, 810 Peace Portal Drive, Blaine, Washington. We are currently operating under a month to month lease and do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.                LEGAL PROCEEDINGS.

A law suit for $200 plus interest and court costs was filed against us on May 5, 2006 in the Las Vegas Justice Court, Clark County, Nevada. We have settled this lawsuit.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended January 31, 2007.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares originally commenced trading on the OTC Bulletin Board under the symbol “RLYM” on January 16, 2003. Our symbol was subsequently changed to “XLRC” on September 14, 2004. Subsequently, our symbol was changed to “XLRM” on December 11, 2006. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as reported by the OTCBB, as applicable, were:

	Fiscal Year Ended January 31, 2007		Fiscal Year Ended January 31, 2006
QUARTER	HIGH ($)	LOW ($)	HIGH ($)	LOW ($)
1st Fiscal Quarter	$0.04	$0.02	$0.82	$0.331
2nd Fiscal Quarter	$0.03	$0.016	$0.85	$0.15
3rd Fiscal Quarter	$0.02	$0.005	$0.19	$0.06
4th Fiscal Quarter	$1.01	$0.0013	$0.015	$0.006

The above quotations have been adjusted to reflect our 1-for-50 reverse stock split on December 11, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of our fiscal year ended January 31, 2007, there were 166 registered holders of record of our common stock. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our Board of Directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not complete any unregistered sales of our equity securities during our fiscal year ended January 31, 2007.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at January 31, 2007, we had cash in the amount of $10,444 and a working capital deficit of $739,352. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended January 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$--	$ --	n/a
Expenses	(99,615)	(179,510)	(44.5)%
Loss Before Other Items	$(99,615)	$(179,510)	(44.5)%
Gain on Settlements of Debt	--	1,037,978	(100)%
Impairment Losses On Investments	--	(120,000)	(100)%
Interest Expense	(8,550)	(57,210)	(85.1)%
Net Income (Loss)	(108,165)	$681,258	(115.9)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended January 31
			Percentage
	2007	2006	Increase / (Decrease)
Consulting and Management Fees	$60,000	$78,760	(23.8)%
General and Administrative	39,615	100,750	(60.7)%
Total	$99,615	$179,510	(44.5)%

Consulting and management fees for the year ended January 31, 2007 consisted of amounts paid to Logan B. Anderson. Mr. Anderson is currently our sole executive officer and sole director.

The additional management fees paid the fiscal year ended January 31, 2006 were paid to two former directors and officers who are no longer with the Company. General and Administrative expenses for the fiscal year ended January 31, 2007 decreased compared to the same period ended 2006 as a result of the fact that we are no longer pursuing the funding and development of the Technology.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	Year Ended January 31
	2007	2006
Net Cash from (used in) Operating Activities	$(23,439)	$(89,640)
Net Cash from Investing Activities	--	--
Net Cash from Financing Activities	28,600	70,000
Net Increase in Cash During Period	$5,161	$(19,640)

Working Capital
			Percentage
	At January 31, 2007	At January 31, 2006	Increase / (Decrease)
Current Assets	$10,444	$5,283	97.7%
Current Liabilities	(749,796)	(630,470)	(18.9)%
Working Capital Deficit	$(739,352)	$(625,187)	(18.3)%

As at January 31, 2007, we had cash on hand of $10,444. Our working capital deficit increased as a result of the fact that we had no revenues and the only financing we received during the period ended January 31, 2007 came in the form of short-term loans and advances from our sole executive officer.

We are a development stage company and we currently have no sources of revenue to provide incoming cash flows with which to sustain future operations. During our fiscal year ended January 31, 2007, our only sources of financing were short-term loans and advances from our sole executive officer. Our ability to emerge from the development stage is dependent on our ability to identify suitable business opportunities, raise additional financing and generate future revenues, of which there are no assurances. As such, there exists a substantial doubt as to our ability to continue as a going concern.

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

We May Not Be Able To Obtain Additional Financing.

As at January 31, 2007, we had cash in the amount of $10,444 and a working capital deficit of $739,352. As such, we will require substantial additional financing in order to continue as a going concern.

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

XLR Medical Corp.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
XLR Medical Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of XLR Medical Corp. as of January 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from December 21, 2000 (Date of Inception) to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XLR Medical Corp. as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations, has a significant working capital deficit and has suffered recurring operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 25, 2007

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	January 31,	January 31,
	2007	2006
	$	$

ASSETS

Current Assets

Cash	10,444	5,283

Total Assets	10,444	5,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	85,225	66,424
Accrued liabilities	18,935	12,986
Due to related parties (Note 3(a))	248,636	185,060
Loans payable (Note 4)	397,000	366,000

Total Liabilities	749,796	630,470

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock (Note 5)
Authorized: 2,000,000 shares, par value of $0.00001;
Issued and outstanding: 508,011 shares	5	5

Additional Paid-in Capital	1,833,129	1,833,129

Common Stock Subscribed	–	6,000

Deficit Accumulated During the Development Stage	(2,572,486)	(2,464,321)

Total Stockholders’ Deficit	(739,352)	(625,187)

Total Liabilities and Stockholders’ Deficit	10,444	5,283

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	December 21, 2000	For the Year	For the Year
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$
Revenue	–	–	–

Expenses
Consulting and management fees (Note 3)	1,034,167	60,000	78,760
General and administrative	812,850	39,615	100,750
Total Expenses	1,847,017	99,615	179,510
Loss Before Other Items	(1,847,017)	(99,615)	(179,510)
Other Income (Expense)
Gain on settlements of debt	1,037,978	–	1,037,978
Impairment losses on investments	(1,528,568)	–	(120,000)
Interest expense	(234,879)	(8,550)	(57,210)
Total Other Income (Expense)	(725,469)	(8,550)	860,768
Net Income (Loss) for the Period	(2,572,486)	(108,165)	681,258

Net Income (Loss) Per Share – Basic and Diluted		(0.21)	1.31

Weighted Average Shares Outstanding (Note 5)		508,000	520,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	December 21, 2000	For the Year	For the Year
	(Date of Inception)	Ended	Ended
	to January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net income (loss)	(2,572,486)	(108,165)	681,258

Adjustments to reconcile net loss to net cash used in
operating activities:

Gain on settlements of debt	(1,037,978)	–	(1,037,978)
Impairment losses on investments	1,405,568	–	120,000
Stock-based compensation	51,720	–	(17,240)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	221,430	24,750	70,017
Due to related parties	626,244	59,976	94,303
Net Cash Used in Operating Activities	(1,305,502)	(23,439)	(89,640)
Investing Activities

Net book value of assets acquired in reverse acquisition,
net of cash	599,990	–	–
Investment in Exelar Medical Corp.	(900,000)	–	–
Investment in Techniscan Inc.	(385,568)	–	–
Net Cash Used in Investing Activities	(685,578)	–	–
Financing Activities

Proceeds from sale of common stock	1,026,906	–	–
Cash received in reverse acquisition	18	–	–
Proceeds from loans payable	971,000	25,000	70,000
Advances from related parties	3,600	3,600	–
Net Cash Provided by Financing Activities	2,001,524	28,600	70,000
Increase (Decrease) in Cash	10,444	5,161	(19,640)
Cash – Beginning of Period	–	5,283	24,923
Cash – End of Period	10,444	10,444	5,283

Non-cash Investing and Financing Activities

Shares issued to settle debt	40,500	–	40,500
Shares issued as finder’s fee	120,000	–	120,000
Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From December 21, 2000 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

					Accumulated
	Common Stock				Deficit
	Number		Additional	Common	During the
	Of		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
		$	$	$	$	$
Balance, December 21, 2000 (Date of
inception)	–	–	–	–	–	–
Balance, January 31, 2001	–	–	–	–	–	–
January 11, 2002 - Shares issued for cash
at $0.05 per share	100,000	1	4,999	–	–	5,000
January 29, 2002 - Shares issued for cash
at $0.50 per share	60,000	1	29,999	–	–	30,000
Net loss for the year	–	–	–	–	(14,573)	(14,573)
Balance, January 31, 2002	160,000	2	34,998	–	(14,573)	20,427
Shares issued for cash at $25.00 per share	10,250	–	256,250	–	–	256,250
Net loss for the year	–	–	–	–	(340,450)	(340,450)
Balance, January 31, 2003	170,250	2	291,248	–	(355,023)	(63,773)
June 23, 2003 – Shares issued for cash at
$25.00 per share	8,650	–	216,250	–	–	216,250
September 30, 2003 – Shares issued for
cash at $37.50 per share	10,953	–	410,750	–	–	410,750
September 30, 2003 – Share issuance
costs	–	–	(51,344)	–	–	(51,344)
Net loss for the year	–	–	–	–	(545,053)	(545,053)
Balance, January 31, 2004	189,853	2	866,904	–	(900,076)	(33,170)
Recapitalization transactions – September
13, 2004:
Shares of Relay Mines Limited	1,467,352	15	(15)	–	–	–
Cancellation of shares of two directors	(1,200,000)	(12)	12	–	–	–
Shares issued pursuant to subscriptions
received prior to the recapitalization	50,000	–	–	–	–	–
Net assets of Relay Mines Limited
acquired	–	–	600,008	–	–	600,008
October 15, 2004 - Shares issued for cash
at $17.50 per share	8,800	–	154,000	–	–	154,000
Share subscriptions received	–	–	–	6,000	–	6,000
October 19, 2004 - Stock options issued for
services	–	–	68,960	–	–	68,960
Net loss for the year	–	–	–	–	(2,245,503)	(2,245,503)
Balance, January 31, 2005	516,005	5	1,689,869	6,000	(3,145,579)	(1,449,705)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
From December 21, 2000 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)

					Accumulated
	Common Stock				Deficit
	Number		Additional	Common	During the
	Of		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
		$	$	$	$	$

Balance, January 31, 2005	516,005	5	1,689,669	6,000	(3,145,579)	(1,449,705)
March 1, 2005 - Shares issued for finder’s
fee at $20.00 per share	6,000	–	120,000	–	–	120,000
September 20, 2005 - Shares issued for
settlement of debt at $3.00 per share	1,000	–	3,000	–	–	3,000
December 8, 2005 - Shares issued for
settlement of debt at $1.50 per share	25,000	–	37,500	–	–	37,500
December 13, 2005 - Cancellation of
shares by former President	(40,000)	–	–	–	–	–
Forfeiture of stock options issued for
consulting services	–	–	(17,240)	–	–	(17,240)
Additional shares issued as a result of
reverse stock split	6	–	–	–	–	–
Net income for the year	–	–	–	–	681,258	681,258
Balance, January 31, 2006	508,011	5	1,833,129	6,000	(2,464,321)	(625,187)
Reallocate share subscriptions received to
liabilities	–	–	–	(6,000)	–	(6,000)
Net loss for the year	–	–	–	–	(108,165)	(108,165)
Balance, January 31, 2007	508,011	5	1,833,129	–	(2,572,486)	(739,352)

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at January 31, 2007, the Company has a working capital deficit of $739,352 and has incurred losses of $2,572,486 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company’s fiscal year end is January 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No.159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	k)	Recent Accounting Pronouncements (continued)

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

3.	Related Party Transactions

a)

As at January 31, 2007, current and former officers and directors of the Company are owed a total of $248,636 (2006 - $185,060) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	During the year ended January 31, 2007, the Company incurred management fees of $Nil (2006 - $30,000) to the former President and CEO of the Company.

	c)	During the year ended January 31, 2007, the Company incurred management fees of $Nil (2006 - $6,000) to the former Vice-President of the Company.

	d)	During the year ended January 31, 2007, the Company incurred management fees of $60,000 (2006 - $60,000) to the President and CFO of the Company.

e)

On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 1,000 shares of common stock at a fair value of $3,000 in settlement of $329,541 owed to them, resulting in a gain on settlement of debt of $326,541.

f)

On December 13, 2005, the Company entered into a Settlement and Transfer Agreement with the former President of the Company, who agreed to release the Company of a debt of $51,667 and to return 40,000 shares of common stock to treasury for no consideration. A gain on settlement of debt of $51,667 was recorded.

4.	Loans Payable

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

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

4.	Loans Payable (continued)

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

As default has occurred under the Forbearance and Amendment Agreement, CFW enforced its right and remedies against the Company as at September 6, 2005. On September 26, 2005 the Company received a Notice of Disposition of Collateral on behalf of CFW. Under the terms of certain agreements related to the $500,000 loan advanced from CFW, the Company granted its shares in Techniscan, Inc. as collateral. CFW gave notice that it had possession of the shares and intended to sell them.

On December 8, 2005, the Company entered into a Debt Settlement Agreement with CFW, whereby CFW agreed to release the Company of all its liabilities to CFW totalling $697,270 consisting of loans, bonuses and accrued interest. In consideration for releasing the Company of its liabilities, the Company agreed to issue CFW 25,000 shares of common stock of the Company at a fair value of $37,500, resulting in a gain on settlement of debt of $659,770.

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

f)

During the year ended January 31, 2006, the Company received cash advances totalling $20,000 from an unrelated third party. During the year ended January 31, 2007, the Company received further cash advances totalling $25,000. These advances are non-interest bearing, unsecured and due on demand.

g)

On July 31, 2006, the Company reclassified common stock subscriptions received of $6,000 from equity to a liability, as the Company intends to repay the amounts received. These funds were received in September 2004. This amount is non-interest bearing, unsecured and due on demand.

5.	Common Stock

a)

On December 11, 2006, the Company completed a reverse stock split on the basis of one new share of common stock in exchange for every fifty old shares of common stock outstanding. All per share amounts have been retroactively restated to reflect the reverse stock split. The Company also reduced its authorized capital from 100,000,000 to 2,000,000 common shares.

b)

On December 13, 2005, the Company entered into a Settlement and Transfer Agreement with the former President, who agreed to release the Company of a debt of $51,667 and to return 40,000 shares of common stock to treasury for no consideration.

c)

On December 8, 2005, the Company entered into a Debt Settlement Agreement with CFW, whereby CFW agreed to release the Company of all its liabilities to CFW totalling $697,270 consisting of loans, bonuses and accrued interest. In consideration for releasing the Company of its liabilities, the Company agreed to issue CFW 25,000 shares of common stock of the Company at a fair value of $37,500, resulting in a gain on settlement of debt of $659,770.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

5.	Common Stock (continued)

d)

On September 20, 2005, the Company entered into debt settlement agreements with two of its former officers and directors. Under the agreements, the Company issued a total of 50,000 shares of common stock valued at $3,000 in settlement of $329,541 owed to them, resulting in a gain of $326,541.

	e)	On March 1, 2005, the Company issued 6,000 shares of common stock at a fair value of $120,000, in consideration for a finder’s fee relating to TSI’s acquisition of its interest in EMC.

6.	Stock Options

The Company adopted a Stock Option Plan (“2004 Plan”) dated September 13, 2004, under which the Company was authorized to grant options to acquire up to a total of 29,000 common shares. The maximum aggregate number of shares that may be optioned under the 2004 Plan will be increased effective the first day of each fiscal quarter up to a maximum of 15% of the outstanding shares on the first day of the applicable quarter.

The following table summarizes the continuity of the Company’s stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value
	#	$	#	$

Outstanding, January 31, 2005	29,000	25.00
Granted	14,000	35.00
Forfeited	(20,500)	25.00
Outstanding, January 31, 2006	22,500	31.22

Forfeited	(14,000)	35.00

Outstanding, January 31, 2007	8,500	25.00	2.33	–

Exercisable, January 31, 2007	8,500	25.00	2.33	–

As at January 31, 2007, there were no unvested stock options.

For the year ended January 31, 2006, the fair value of options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

For the Year Ended
January 31,
2006

Risk free interest rate	3.81%
Expected volatility	152%
Expected option life	3 years
Weighted average grant date fair value of options	$28.75

The following table illustrates the effect on net income per share as if the fair value method had been applied to all outstanding and vested awards in the prior period.

For the Year Ended
January 31,
2006
$

Net income - as reported	681,258
Add: Stock-based employee compensation expense included in net loss - as
reported	–
Deduct: Stock-based employee compensation expense determined under fair
value method	(402,534)

Net income - pro forma	278,724

Net income per share (basic and diluted) - as reported	1.31
Net income per share (basic and diluted) - pro forma	0.54

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $2,153,000 since inception on December 21, 2000, which commence expiring in 2021. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $38,000 and $89,000, respectively.

A reconciliation of net income (loss) for the year and net operating loss for the year is as follows:

	2007	2006
	$	$
Net income (loss) for the year	(108,000)	617,000
Impairment of investment	–	120,000
Gain on settlement of debt	–	(1,038,000)
Net Operating Loss for the Year	(108,000)	(301,000)

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below.

	2007	2006
	$	$
Net Operating Losses Carried Forward	(2,153,000)	(2,045,000)
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	754,000	716,000
Valuation Allowance	(754,000)	(716,000)
Net Deferred Tax Asset	–	–

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.         OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
Logan B. Anderson	53	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Logan B. Anderson is currently our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole Director.

Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company responsible for the management of a number of private and public companies. Mr. Anderson also serves as the chief financial officer and a director of Royalite Petroleum Company Inc. (formerly Worldbid Corporation), a company engaged in the exploration and acquisition of oil and gas properties.

During the past 5 years, in addition to acting as an officer and director of our Company and Royalite Petroleum Company Inc., Mr. Anderson has acted as an independent consultant, advising public companies on corporate finance and corporate governance issues.

COMMITTEES OF THE BOARD OF DIRECTORS

Mr. Anderson is our sole director. As a result, we do not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. A copy of our audit committee charter is attached as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on September 12, 2003.

Mr. Anderson qualifies as an “audit committee financial expert” within the meaning prescribed by Item 407(d)(5) of Regulation S-B by virtue of his professional qualification as an associate chartered accountant and his experience. Mr. Anderson is our sole executive officer as well as our sole director. As a result, Mr. Anderson is not independent.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our executive officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 12, 2003. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended January 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form

Logan B. Anderson,
President, Chief Executive	None	None	None
Officer, Director, Secretary,
Treasurer and Chief Financial
Officer

Douglas P. Boyd,
Former Chairman and	None	None	None
Former Director

ITEM 10.              EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended January 31, 2007:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Logan B. Anderson, CEO, CFO, President, Secretary, Treasurer, Director(1)	2007	$60,000	$0	$0	$0	$0	$0	$0	$60,000
Douglas P. Boyd, Former Chairman and Former Director	2007	$0	$0	$0	$0	$0	$0	$0	$0

(1)    Mr. Anderson is paid $5,000 per month for acting as our sole executive officer and sole director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of January 31, 2007:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Logan B. Anderson, CEO, CFO, President, Secretary, Treasurer, Director(1)	5,500	-	-	$25.00	May 31, 2009
Douglas P. Boyd, Former Chairman and Former Director(2)	-	-	-	n/a	n/a

(1)

The options owned by Mr. Anderson originally provided him with the option to acquire 275,000 shares of our common stock at an exercise price of $0.50 per share. The amounts provided in the table above reflect Mr. Anderson’s proportionate option rights after giving effect to our 1-for-50 reverse stock split.

(2)

The terms of Mr. Boyd’s option agreement specified that the options granted to him automatically expired 30 days after he ceased to act as an officer, director, employee or consultant of our Company or a subsidiary of our Company. Mr. Boyd resigned as Chairman of the Board and as a member of our Board of Directors on December 11, 2006.

EMPLOYMENT CONTRACTS

We do not have an employment contract with our sole executive officer and sole director. We also do not have any termination of employment or change-in-control arrangements with our sole executive officer and sole director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 3, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(a)(2) of Regulation S-B), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Logan B. Anderson, Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer Suite 205 - 810 Peace Portal Drive Blaine, WA 98230	12,500(2)	2.4%
5% SHAREHOLDERS
Common Stock	Reg C Handford Flat 8 B Hoi Hing Building 5-7 Mercury St Hong Kong, Hong Kong	25,920	5.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 3, 2007. As of May 3, 2007, there were 508,011 shares of our common stock issued and outstanding.

(2)	Includes option to purchase 5,500 shares of our common stock exercisable at a price of $25 per share.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year:

EQUITY COMPENSATION PLAN INFORMATION AS AT JANUARY 31, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	8,500	$25.00	82,894 Company Shares
Total	8,500	$25.00	82,894 Company Shares

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

The terms of the Plan provide that the number of shares that may be optioned under the Plan, the option rights granted under the Plan and the exercise price of any outstanding options are all to be proportionally adjusted in the event of any stock dividend, stock split, reverse stock split, recapitalization, reorganization or other similar change in our corporate or capital structure. After giving effect to our 1-for-50 reverse stock split, a maximum number of 82,894 shares may be subjected to options granted under the Plan.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Logan B. Anderson, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13.             EXHIBITS.

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(3)

3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.(3)

3.2	Articles of Incorporation for Relay Mines Limited.(1)

3.3	Certificate of Change.(8)

3.4	Bylaws, As Amended, for Relay Mines Limited.(3)

10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004.(3)

10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(6)

10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(2)

10.4

Letter Agreement, dated October 13, 2004, between XLR Medical Corp., Exelar Corporation and Exelar Medical Corporation amending the terms of the Technology Acquisition and Funding Agreement dated March 22, 2004.(4)

10.5	Loan Agreement dated as of the 8th day of March, 2004 between 689158 B.C. Ltd. and The Charles F. White Corporation.(5)

10.6	Guarantee dated as of March 8, 2004 made by TSI Medical Corp. to and in favor of The Charles F. White Corporation.(5)

10.7	Forbearance and Amendment Agreement dated as of February 28, 2005 between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp.(5)

10.8	Notice of Disposition of Collateral from The Charles F. White Corporation.(6)

10.9	Debt Settlement Agreement between 689158 B.C. Ltd., The Charles F. White Corporation and XLR Medical Corp. dated December 8, 2005.(7)

10.10	Settlement and Transfer Agreement between XLR Medical Corp. and Peter A. Hogendoorn, dated December 13, 2005.(7)

14.1	Code of Ethics.(9)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(9)

99.2	Disclosure Committee Charter.(9)

(1)	Previously filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on May 1, 2001, as amended.
(2)	Previously filed with the SEC on August 20, 2004 as an exhibit to our current report on Form 8-K.
(3)	Previously filed with the SEC on September 17, 2004 as an exhibit to our current report on Form 8-K.
(4)	Previously filed with the SEC on October 29, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004.
(5)	Previously filed with the SEC on March 3, 2005 as an exhibit to our current report on Form 8-K.
(6)	Previously filed with the SEC on October 18, 2005 as an exhibit to our Quarterly Report on Form 10-QSB for the six months ended July 31, 2005.
(7)	Previously filed with the SEC on December 13, 2005 as an exhibit to our current report on Form 8-K.
(8)	Previously filed with the SEC on December 15, 2006 as an exhibit to our Quarterly Report on Form 10- QSB for the nine months ended October 31, 2006.
(9)	Previously filed with the SEC on September 12, 2003 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended January 31, 2007 and January 31, 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2007	Year Ended January 31, 2006

Audit Fees	$10,900	$23,600
Audit-Related Fees	$NIL	$NIL
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$10,900	$23,600

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 16, 2007