Form 10QSB
period 2007-04-30
XLR MEDICAL CORP.
filed 2007-06-14
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period _______ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 508,011 shares of common stock as of June 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30,	January 31,
	2007	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	4,009	10,444
Total Assets	4,009	10,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	81,755	85,225
Accrued liabilities	27,928	18,935
Due to related parties (Note 3(a))	263,684	248,636
Loans payable (Note 4)	397,000	397,000
Total Liabilities	770,367	749,796
Contingencies (Note 1)
Stockholders’ Deficit
Common Stock
Authorized: 2,000,000 shares, par value of $0.00001;
Issued and outstanding: 508,011 shares	5	5
Additional Paid-in Capital	1,833,129	1,833,129
Deficit Accumulated During the Development Stage	(2,599,492)	(2,572,486)
Total Stockholders’ Deficit	(766,358)	(739,352)
Total Liabilities and Stockholders’ Deficit	4,009	10,444

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21, 2000	For the Three Months
	(Date of Inception)	Ended
	to April 30,	April 30,
	2007	2007	2006
	$	$	$
Revenue	–	–	–

Expenses
Consulting and management fees (Note 3(b))	1,049,167	15,000	15,000
General and administrative	822,718	9,868	6,549
Total Expenses	1,871,885	24,868	21,549
Loss Before Other Items	(1,871,885)	(24,868)	(21,549)
Other Income (Expense)
Gain on settlements of debt	1,037,978	–	–
Impairment losses on investments	(1,528,568)	–	–
Interest expense	(237,017)	(2,138)	(2,138)
Total Other Income (Expense)	(727,607)	(2,138)	(2,138)
Net Loss for the Period	(2,599,492)	(27,006)	(23,687)

Net Loss Per Share – Basic and Diluted		(0.05)	(0.05)

Weighted Average Shares Outstanding		508,000	508,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three
	Months Ended
	April 30,
	2007	2006
	$	$
Operating Activities
Net loss	(27,006)	(23,687)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,523	291
Due to related parties	15,048	15,024
Net Cash Used in Operating Activities	(6,435)	(8,372)
Financing Activities
Proceeds from loans payable	–	5,000
Advances from related parties	–	3,600
Net Cash Provided by Financing Activities	–	8,600
Increase (Decrease) in Cash	(6,435)	228
Cash – Beginning of Period	10,444	5,283
Cash – End of Period	4,009	5,511

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at April 30, 2007, the Company has a working capital deficit of $766,358 and has incurred losses of $2,599,492 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Principles

	a)	Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. The Company’s fiscal year end is January 31.

	b)	Interim Financial Statements

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties and loans payable were estimated to approximate their carrying values due to the immediate or relatively short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	j)	Stock-based Compensation

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 30, 2007, the Company had no material uncertain tax positions.

	l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.

This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements (continued)

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

a)

As at April 30, 2007, current and former officers and directors of the Company are owed a total of $263,684 (January 31, 2007 - $248,636) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	During the three month period ended April 30, 2007, the Company incurred management fees of $15,000 (2006 - $15,000) to the President and CFO of the Company.

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

The following table summarizes the continuity of the Company’s stock options:

Weighted
Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value
	#	$	#	$

Outstanding, January 31, 2007	8,500	25.00

Granted	–	–
Exercised	–	–
Forfeited	–	–

Outstanding, April 30, 2007	8,500	25.00	2.09	–

Exercisable, April 30, 2007	8,500	25.00	2.09	–

At April 30, 2007, there were no unvested stock options.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and other similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this Item 2 “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Recent Corporate Developments

There have been no significant corporate developments since our fiscal year ended January 31, 2007.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended April 30, 2007 and changes in our financial condition from January 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at April 30, 2007, we had cash in the amount of $4,009 and a working capital deficit of $766,358. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended April 30
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(24,868)	(21,549)	15.4%
Loss Before Other Items	$(24,868)	$(21,549)	15.4%
Interest Expense	(2,138)	(2,138)	n/a
Net Income (Loss)	$(27,006)	$(23,687)	14.0%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended April 30
			Percentage
	2007	2006	Increase / (Decrease)
Consulting and Management Fees	$15,000	$15,000	n/a
General and Administrative	9,868	6,549	50.7%
Total	$24,868	$21,549	15.4%

Consulting and management fees for the three months ended April 30, 2007 consisted of amounts paid to Logan B. Anderson. Mr. Anderson is currently our sole executive officer and sole director.

Our overall expenses during the period ended April 30, 2007 remained consistent with our expenses for the same period ended in 2006 as we have not yet identified any alternate business opportunities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At April 30, 2007	At January 31, 2007	Increase / (Decrease)
Current Assets	$4,009	$10,444	(61.6)%
Current Liabilities	(770,367)	(749,796)	2.7%
Working Capital (Deficit)	$(766,358)	$(739,352)	3.7%

Cash Flows
	Three Months ended April
	2007	2006
Cash Flows Used In Operating Activities	$(6,435)	$(8,372)
Cash Flows From (Used In) Investing Activities	--	--
Cash Flows From Financing Activities	--	$8,600
Net Increase (Decrease) In Cash During Period	$(6,435)	228

As at April 30, 2007, we had cash on hand of $4,009. Our working capital deficit increased as a result of the fact that we had no revenues or significant sources of financing during the period ended April 30, 2007.

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

We May Not Be Able To Obtain Additional Financing.

As at April 30, 2007, we had cash in the amount of $4,009 and a working capital deficit of $766,358. As such, we will require substantial additional financing in order to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.(3)
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.(3)
3.2	Articles of Incorporation for Relay Mines Limited.(1)
3.3	Certificate of Change.(8)
3.4	Bylaws, As Amended, for Relay Mines Limited.(3)
10.1	Technology Acquisition and Funding Agreement between TSI Medical Corp., Exelar Corporation and Exelar Medical Corporation dated for reference March 22, 2004.(3)
10.2	Notice of Default dated September 2, 2005 from Leonard Reiffel.(6)
10.3	Agreement and Plan of Merger between Carlo Civelli, Bruno Mosimann, TSI Medical Corp., Relay Mines Limited and TSI Med Acquisition Corp., dated effective as of August 12, 2004.(2)

Exhibit
Number	Description of Exhibit
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

XLR MEDICAL CORP.

Date:	June 13, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)