Form 10QSB
period 2007-07-31
XLR MEDICAL CORP.
filed 2007-09-14
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 508,011 shares of common stock as of September 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)
July 31, 2007

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	July 31,	January 31,
	2007	2007
	$ (unaudited)	$

ASSETS
Current Assets
Cash	4,024	10,444
Total Assets	4,024	10,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	96,256	85,225
Accrued liabilities	23,210	18,935
Due to related parties (Note 3(a))	278,824	248,636
Loans payable (Note 4)	397,000	397,000
Total Liabilities	795,290	749,796
Contingencies (Note 1)
Stockholders’ Deficit
Common Stock
Authorized: 2,000,000 shares, par value of $0.00001;
Issued and outstanding: 508,011 shares	5	5
Additional Paid-in Capital	1,833,129	1,833,129
Deficit Accumulated During the Development Stage	(2,624,400)	(2,572,486)
Total Stockholders’ Deficit	(791,266)	(739,352)
Total Liabilities and Stockholders’ Deficit	4,024	10,444

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21, 2000	For the Three	For the Three	For the Six	For the Six
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Consulting and management fees (Note 3(b))	1,064,167	15,000	15,000	30,000	30,000
General and administrative	830,489	7,751	17,830	17,639	24,379
Total Expenses	1,894,656	22,751	32,830	47,639	54,379
Loss Before Other Items	(1,894,656)	(22,751)	(32,830)	(47,639)	(54,379)
Other Income (Expense)
Gain on settlements of debt	1,037,978	–	–	–	–
Impairment losses on investments	(1,528,568)	–	–	–	–
Interest expense	(239,154)	(2,137)	(2,137)	(4,275)	(4,275)
Total Other Income (Expense)	(729,744)	(2,137)	(2,137)	(4,275)	(4,275)
Net Loss for the Period	(2,624,400)	(24,888)	(34,967)	(51,914)	(58,654)

Net Loss Per Share – Basic and Diluted		(0.05)	(0.07)	(0.10)	(0.12)

Weighted Average Shares Outstanding		508,000	508,000	508,000	508,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Six
	Months Ended
	July 31,
	2007	2006
	$	$
Operating Activities
Net loss	(51,914)	(58,654)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,306	14,868
Due to related parties	30,188	30,012
Net Cash Used in Operating Activities	(6,420)	(13,774)
Financing Activities
Proceeds from loans payable	–	5,000
Advances from related parties	–	3,600
Net Cash Provided by Financing Activities	–	8,600
Decrease in Cash	(6,420)	(5,174)
Cash – Beginning of Period	10,444	5,283
Cash – End of Period	4,024	109

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at July 31, 2007, the Company has a working capital deficit of $791,266 and has incurred losses of $2,624,400 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Principles (continued)

	j)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As at July 31, 2007, the Company had no material uncertain tax positions.

	l)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

a)

As at July 31, 2007, current and former officers and directors of the Company are owed a total of $278,824 (January 31, 2007 - $248,636) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	During the six month period ended July 31, 2007, the Company incurred management fees of $30,000 (2006 - $30,000) to the President and CFO of the Company.

4.	Loans Payable

	a)	In fiscal 2005, an individual loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

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

The following table summarizes the continuity of the Company’s stock options:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value
	#	$	#	$

Outstanding, January 31, 2007	8,500	25.00

Granted	–	–
Exercised	–	–

Outstanding, July 31, 2007	8,500	25.00	2.09	–

Exercisable, July 31, 2007	8,500	25.00	2.09	–

At July 31, 2007, there were no unvested stock options.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Recent Corporate Developments

There have been no significant corporate developments since our last quarter ended April 30, 2007.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended July 31, 2007 and changes in our financial condition from January 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at July 31, 2007, we had cash in the amount of $4,024 and a working capital deficit of $791,266. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three	Three
	Months	Months	Percentage	Six Months	Six Months	Percentage
	Ended July	Ended July	Increase /	Ended July	Ended July	Increase /
	31, 2007	31, 2006	(Decrease)	31, 2007	31, 2006	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a
Expenses	(22,751)	(32,830)	(30.7)%	(47,639)	(54,379)	(12.4)%
Impairment Loss on	--	--	n/a	--	--	n/a
Investments
Interest Expense	(2,137)	(2,137)	n/a	(4,275)	(4,275)	n/a
Net Income (Loss)	$(24,888)	$(34,967)	(28.8)%	$(51,914)	$(58,654)	(11.5)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three	Three		Six	Six
	Months	Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	July 31,	July 31,	Increase /	July 31,	July 31,	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Consulting and Management	$15,000	$15,000	n/a	$30,000	$30,000	n/a
Fees

General and Administrative	7,751	17,830	(56.5)%	17,639	24,379	(27.6)%

Total Operating Expenses	$22,751	$32,830	(30.7)%	$47,639	$54,379	(12.4)%

Consulting and management fees for the six months ended July 31, 2007 consisted of amounts paid to Logan B. Anderson. Mr. Anderson is currently our sole executive officer and sole director.

Our overall expenses during the period ended July 31, 2007 decreased slightly as compared to our expenses for the same period ended in 2006 as we have had only nominal operations during the past six months and have not yet identified any alternate business opportunities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At July 31, 2007	At January 31, 2007	Increase / (Decrease)
Current Assets	$4,024	$10,444	(61.5)%
Current Liabilities	(795,290)	(749,796)	6.1%
Working Capital (Deficit)	$(791,266)	$(739,352)	7.0%

Cash Flows
	Six Months Ended	Six Months Ended
	July 31, 2007	July 31, 2006
Cash Flows Used In Operating Activities	$(6,420)	$(13,774)
Cash Flows From (Used In) Investing Activities	Nil	Nil
Cash Flows From Financing Activities	Nil	$8,600
Net Increase (Decrease) In Cash During Period	$(6,420)	$(5,174)

As at July 31, 2007, we had cash on hand of $4,024. Our working capital deficit increased as a result of the fact that we had no revenues or significant sources of financing during the period ended July 31, 2007.

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

Our significant accounting policies are discussed in Note 2 to the interim financial statements include in this Quarterly Report.

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

We May Not Be Able To Obtain Additional Financing.

As at July 31, 2007, we had cash in the amount of $4,024 and a working capital deficit of $791,266. As such, we will require substantial additional financing in order to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XLR MEDICAL CORP.

Date:	September 14, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)