Form 10QSB
period 2007-10-31
XLR MEDICAL CORP.
filed 2007-12-17
CIK 1138608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 508,011 shares of common stock as of December 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XLR Medical Corp.
(A Development Stage Company)
October 31, 2007

XLR Medical Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31,	January 31,
	2007	2007
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	3,140	10,444

Total Assets	3,140	10,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	94,888	85,225
Accrued liabilities	25,347	18,935
Due to related parties (Note 3(a))	293,931	248,636
Loans payable (Note 4)	409,000	397,000

Total Liabilities	823,166	749,796

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock

Authorized: 2,000,000 shares, par value of $0.00001;
Issued and outstanding: 508,011 shares	5	5

Additional Paid-in Capital	1,833,129	1,833,129

Deficit Accumulated During the Development Stage	(2,653,160)	(2,572,486)

Total Stockholders’ Deficit	(820,026)	(739,352)

Total Liabilities and Stockholders’ Deficit	3,140	10,444

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from
	December 21, 2000	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Consulting and management fees (Note 3(b))	1,079,167	15,000	15,000	45,000	45,000
General and administrative	842,111	11,622	8,627	29,261	33,006
Total Expenses	1,921,278	26,622	23,627	74,261	78,006
Loss Before Other Items	(1,921,278)	(26,622)	(23,627)	(74,261)	(78,006)
Other Income (Expense)
Gain on settlements of debt	1,037,978	–	–	–	–
Impairment losses on investments	(1,528,568)	–	–	–	–
Interest expense	(241,292)	(2,138)	(2,137)	(6,413)	(6,412)
Total Other Income (Expense)	(731,882)	(2,138)	(2,137)	(6,413)	(6,412)
Net Loss for the Period	(2,653,160)	(28,760)	(25,764)	(80,674)	(84,418)

Net Loss Per Share – Basic and Diluted		(0.06)	(0.05)	(0.16)	(0.17)

Weighted Average Shares Outstanding		508,000	508,000	508,000	508,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

XLR Medical Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine
	Months Ended
	October 31,
	2007	2006
	$	$
Operating Activities
Net loss	(80,674)	(84,418)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,075	16,448
Due to related parties	45,295	45,021
Net Cash Used in Operating Activities	(19,304)	(22,949)
Financing Activities
Proceeds from loans payable	12,000	15,000
Advances from related parties	–	3,600
Net Cash Provided by Financing Activities	12,000	18,600
Decrease in Cash	(7,304)	(4,349)
Cash – Beginning of Period	10,444	5,283
Cash – End of Period	3,140	934

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

The Company is a development stage company as defined by Statement of Financial Accountings Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. As at October 31, 2007, the Company has a working capital deficit of $820,026 and has incurred losses of $2,653,160 since inception. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to secure other business opportunities, raise additional equity financing and then generate significant revenues. Management has plans to seek additional capital through equity and/or debt offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As at October 31, 2007, the Company had no material uncertain tax positions.

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

a)

As at October 31, 2007, current and former officers and directors of the Company are owed a total of $293,931 (January 31, 2007 - $248,636) for expenses paid on behalf of the Company or for services performed for the Company. These amounts are non-interest bearing, unsecured and due on demand.

	b)	During the nine month period ended October 31, 2007, the Company incurred management fees of $45,000 (2006 - $45,000) to the President and CFO of the Company.

XLR Medical Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

4.	Loans Payable

	a)	In fiscal 2005, a person related to CFW loaned the Company $25,000. This amount is non-interest bearing, unsecured and due on demand.

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

e)

During the year ended January 31, 2006, the Company received cash advances totalling $20,000 from an unrelated third party. During the year ended January 31, 2007, the Company received further cash advances totalling $25,000. On September 14, 2007, the Company received a further $12,000. These advances are non- interest bearing, unsecured and due on demand.

f)

On July 31, 2006, the Company reclassified common stock subscriptions received of $6,000 from equity to a liability, as the Company intends to repay the amount received. These funds were received in September 2004. This amount is non-interest bearing, unsecured and due on demand.

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

The following table summarizes the continuity of the Company’s stock options:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Life (years)	Value
	#	$	#	$

Outstanding, January 31, 2007	8,500	25.00

Granted	–	–
Exercised	–	–

Outstanding, October 31, 2007	8,500	25.00	1.58	–

Exercisable, October 31, 2007	8,500	25.00	1.58	–

At October 31, 2007, there were no unvested stock options.

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

Recent Corporate Developments

There have been no significant corporate developments since our last quarter ended July 31, 2007.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended October 31, 2007 and changes in our financial condition from January 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

PLAN OF OPERATION

Currently, we have no business and have not identified any alternative business opportunities. During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. As a result of the reorganization of our business, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at October 31, 2007, we had cash in the amount of $3,140 and a working capital deficit of $820,026. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, we anticipate that our financing needs will increase significantly.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three and Nine Months Summary

	Three	Three
	Months	Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$--	$ --	n/a	$--	$ --	n/a

Expenses	(26,622)	(23,627)	12.7%	(74,261)	(78,006)	(4.8)%

Impairment Loss on Investments	--	--	n/a	--	--	n/a

Interest Expense	(2,138)	(2,137)	0.0%	(6,413)	(6,412)	0.0%

Net Income (Loss)	$(28,760)	$(25,764)	11.6%	$(80,674)	$(84,418)	(4.4)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	October	October	Increase /	October	October	Increase /
	31, 2007	31, 2006	(Decrease)	31, 2007	31, 2006	(Decrease)
Consulting and Management Fees	$15,000	$15,000	n/a	$45,000	$45,000	n/a

General and Administrative	11,622	8,627	34.7%	29,261	33,006	(11.3)%

Total Operating Expenses	$26,622	$23,627	12.7%	$74,261	$78,006	(4.8)%

Consulting and management fees for the nine months ended October 31, 2007 consisted of amounts paid to Logan B. Anderson. Mr. Anderson is currently our sole executive officer and sole director.

Our overall expenses during the period ended October 31, 2007 increased slightly as compared to our expenses for the same period ended in 2006 as we have had only nominal operations during the past nine months and have not yet identified any alternate business opportunities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At October 31, 2007	At January 31, 2007	Increase / (Decrease)
Current Assets	$3,140	$10,444	(69.9)%
Current Liabilities	(823,166)	(749,796)	9.8%
Working Capital (Deficit)	$(820,026)	$(739,352)	10.9%

Cash Flows
	Nine Months	Nine Months
	Ended October 31,	Ended October 31,
	2007	2006
Cash Flows Used In Operating Activities	$(19,304)	$(22,949)
Cash Flows From (Used In) Investing Activities	Nil	Nil
Cash Flows Provided By Financing Activities	12,000	18,600
Net Increase (Decrease) In Cash During Period	$(7,304)	$(4,349)

As at October 31, 2007, we had cash on hand of $3,140. Our working capital deficit increased as a result of the fact that we had no revenues or significant sources of financing during the period ended October 31, 2007. During the nine months ended October 31, 2007, our only source of financing came in the form of a loan of $12,000. The loan is unsecured, non-interest bearing and due on demand.

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

We May Not Be Able To Obtain Additional Financing.

As at October 31, 2007, we had cash in the amount of $3,140 and a working capital deficit of $820,026. As such, we will require substantial additional financing in order to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XLR MEDICAL CORP.

Date:	December 17, 2007	By:	/s/ Logan B. Anderson
LOGAN B. ANDERSON
Chief Executive Officer and Chief Financial Officer
President, Secretary, Treasurer
& Director
(Principal Executive Officer and Principal
Accounting Officer)