Form 10-Q
period 2019-07-31
XLR MEDICAL CORP.
filed 2019-10-18
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

XLR MEDICAL CORP.
(Name of Small Business Issuer in its charter)

Nevada	88-0488851
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

20 West Park Avenue, Suite 207, Long Beach, NY 11561

Address of registrant's principal executive offices

(516) 442-1883

Issuer’s telephone number

______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

At October 18, 2019, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XLR MEDICAL CORP BALANCE SHEETS

	As of July 31,	As of January 31,
	2019 (Unaudited)	2019 (Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	206	-
TOTAL CURRENT LIABILITIES	206	-

TOTAL LIABILITIES	206	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at July 31, 2019 and January 31, 2019)	$125	$125
Additional Paid in Capital	$2,669,648	$2,663,035
Accumulated Deficit	(2,669,979)	(2,663,160)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(206)	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.; Statements of Operations (Unaudited)

	For the three months ended July 31,
	2019	2018

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	956	-
Total Expense	956	-
Loss from operations	$(956)	$-
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(956)	$-
Provision for Income Taxes	-	-
Net Income/(Loss)	$(956)	$-

Weighted average common shares outstanding, basic and fully diluted	12,508,011	508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.00)	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.; Statements of Operations (Unaudited)

	For the six months ended July 31,
	2019	2018

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	6,819	-
Total Expense	6,819	-
Loss from operations	$(6,819)	$-
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(6,819)	$-
Provision for Income Taxes	-	-
Net Income/(Loss)	$(6,819)	$-

Weighted average common shares outstanding, basic and fully diluted	12,508,011	508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.00)	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.; Statements of Cash Flows (Unaudited)
	For the six months ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,819)	$-

Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:	206	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,613)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	6,613
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,613	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

5

XLR MEDICAL CORP.; Statements of Stockholders’ Deficit (Unaudited)
For the three months ended
July 31, 2018

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, July 31, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.; Statements of Stockholders’ Deficit (Unaudited)
For the three months ended
July 31, 2019

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-
Capital Contributions by majority shareholder	-	-	6,613	-	6,613
Net Income/(Loss) From Continuing Operations	-	-	-	(6,819)	(6,819)
Balances, July 31, 2019	12,508,011	$125	$2,669,648	$(2,669,979)	$(206)

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 (UNAUDITED)

NOTE A—BUSINESS ACTIVITY

XLR Medical Corp. (the "Company”) was organized under the laws of the State of Nevada on February 2, 2001 under the name Relay Mines Limited—subsequently the name of the Company was changed to XLR Medical Corp. After the October 31, 2007 10-Q filing, the management of the Company abandoned the Company and it became a dormant company until 2018 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is January 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,669,979 and cash used in operations of $6,613 at July 31, 2019.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

To address these aforementioned, management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary for presentation.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2019 and 2018.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 (UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of July 31, 2019, and 2018, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarters ended July 31, 2019 and 2018.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at July 31, 2019 and 2018.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 (UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended July 31, 2019 and 2018.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on our accounting and disclosures.

January 2019, the FASB issued ASU 2016-02, Leases (Topic 842) – ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize, in the statement of financial position, a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all non-public business entities upon issuance. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of July 31, 2019 and 2018.

NOTE E-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

The last debts incurred by the Company was in 2007, 12 years ago. No new loans have been identified since the last filing and since the new owner has acquired the Company.

The new management of the Company takes the position that the statute of limitations with respect to the Related Party Loans has expired and the lenders are barred from pursuing a claim against us for repayment of the amount loaned. Nevada law relating to the statute of limitations is found in Chapter 11 of the Nevada Revised Statutes (“NRS”), titled “Limitations of Actions” (http://www.leg.state.nv.us/NRS/NRS-011.html#NRS011Sec190). NRS 11.010 titled “Commencement of civil actions” provides that “Civil actions can only be commenced within the periods prescribed in this chapter, after the cause of action shall have accrued, except where a different limitation is prescribed by statute.”

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 (UNAUDITED)

NOTE E-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT—CONT’D

Given the foregoing, all existing liabilities would be time barred by the statute of limitations:

	Last 10-Q	Last 10-K
	10/31/07	1/31/07
Accounts payable	94,888	85,225
Accrued liabilities	25,347	18,935
Due to related parties	293,931	248,636
Loans payable	409,000	397,000

Total Liabilities	823,166	749,796

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $823,160 as of January 31, 2017. The debts were written off against Additional Paid in Capital—per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

NOTE F-EQUITY

The Company is authorized to issue 950,000,000 Common Shares at $.00001 par value per share.

On November 30, 2018, the Company’s board of directors and custodian appointed, Bryan Glass as the Company’s President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

Total issued and outstanding shares as of July 31, 2019 is 12,508,011.

To date, the majority shareholder, Bryan Glass contributed $16,613 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

NOTE G – INCOME TAX

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of July 31, 2019 is approximately $2,670,000 and as of July 30, 2018 is $2,650,000 approximately. The total deferred tax asset is approximately $560,700 and $556,500 for the quarters ended July 31, 2019 and 2018, respectively.

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2019 (UNAUDITED)

NOTE H—MATERIAL EVENTS

In October 2007, prior management of the Company discontinued filing reports required under the Exchange Act, at which time current management considers the prior business of the Company to have been abandoned. In February 2009, the Company filed a Form 15 with the SEC terminating the registration of its class of common stock under Section 12(g) of the Exchange Act and its duty to file periodic and other reports with the SEC.

Current management assumed control of the Company in November 2018. This Registration Statement is being filed to register the Company’s class of common stock under Section 12 of the Exchange Act on a voluntary basis.

On November 29, 2018, the Eight Judicial District Court of Nevada entered an order appointing Bryan Glass as custodian of the Company, authorizing and directing him to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening an annual meeting of stockholders (the “Order”).

On November 30, 2018, Bryan Glass, as custodian, appointed himself to serve as an interim director of the Company until the next meeting of stockholders, as permitted by the Order. Also, on November 30, 2018, the board of directors and the custodian appointed Bryan Glass as our President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

On December 6, 2018, the Company filed a Certificate of Reinstatement with the state of Nevada to reestablish the Company’s existence.

On January 16, 2019, the Company held a stockholders meeting at which Mr. Glass was elected as the sole director of the Company.

As of the date of this Registration Statement, Mr. Glass serves as our only director and officer.

NOTE I—SUBSEQUENT EVENTS

The Company has confirmed that no subsequent events have occurred since July 31, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; political and economic conditions; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

General Background of the Registrant

XLR Medical Corp. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 2, 2001 under the name Relay Mines Limited to pursue the exploration and development of mining claims located in British Columbia, Canada. In September 2004, the Company merged with TSI Medical Corp., which was developing a cancer treatment technology in a joint venture with Exelar Corporation, at which time we abandoned our mining operations. As of September 2, 2005, Exelar Medical Corporation, the joint venture company in which we were a partner (“EMC”), defaulted on its obligations under a Technology Transfer Agreement with the inventor of the technology being developed by EMC and the inventor repossessed the technology from EMC. Commencing with the quarterly report on Form 10-Q for the period ended October 31, 2005, the Company began filing periodic reports under the Exchange Act as a “shell” company.

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may reduce the equity interest of our existing stockholders;

●	may cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

●

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Based on our current business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Our status as a blank check company and a shell company will impact our company and shareholders in many ways, including:

●	the application of Rule 419 to any public offering of securities we may undertake, which could make closing such an offering more difficult than if we were not subject to such rule;

●

the application of the “penny stock” rules to shares of our common stock, which provide for enhanced disclosures by broker-dealers to persons desiring to purchase our stock in the open market, which may diminish demand for our stock in the open market;

●	limitations on the availability of Rule 144 to our shareholders who hold restricted stock, which may render raising capital in private transactions more difficult; and

●	limitations on the availability of Form S-8 to register shares of common stock issuable to our employees and consultants.

Our management has broad discretion with respect to identifying and selecting a prospective business opportunity. We have not established any specific attributes or criteria (financial or otherwise) for a business opportunity and we may enter into a business combination with a development stage company, a distressed company or a foreign company engaged in any industry or we may purchase raw assets. Our management has never served in any capacity as management of a development stage public company that has consummated a business transaction such as that contemplated by us. Accordingly, our management may not successfully identify a prospective business opportunity or conclude a business transaction. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

We anticipate that the selection of an appropriate business opportunity will be complex and extremely risky and we cannot assure you that we will be successful in concluding a transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive transaction or cause us to discontinue operations before we enter such a transaction.

We cannot assure you that we will be successful in concluding a business transaction. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that we will achieve long-term or immediate short-term earnings from any business transaction.

Any entity with which we enter into a business transaction will be subject to numerous risks in connection with its operations. To the extent we affect a business transaction with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a business transaction with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular opportunity, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our management anticipates that our Company likely will affect only one business transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Results of Operations for the Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018 (unaudited)

During the three months ended July 31, 2019, the Company did not generate any revenue, incurred expenses of $956, comprising general and administrative expenses, and suffered a net loss of $956, as compared to the three months ended July 31, 2018, in which the Company did not generate any revenue and did not incur any expenses.

Results of Operations for the Six Months Ended July 31, 2019 Compared to the Six Months Ended July 31, 2018

During the six months ended July 31, 2019, the Company did not generate any revenue, incurred expenses of $6,819, comprising general and administrative expenses, and suffered a net loss of $6,819, as compared to the three months ended July 31, 2018, in which the Company did not generate any revenue and did not incur any expenses.

Liquidity and Capital Resources

As of July 31, 2019, the Company had no assets and total liabilities of $206. At January 31, 2019, the Company’s fiscal year end, the Company had no assets and no liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2019 and July 31, 2018, net cash flows used in operating activities were ($6,819) and $0 respectively.

Cash Flows from Financing Activities

For the three months ended July 31, 2019 and 2018, net cash from financing activities were $6,613 and $0, respectively, consisting of capital contributions from a stockholder.

The Company has funded its operations from the proceeds of loans received from management, which is under no contractual obligation to loan or otherwise supply any capital to the Company. The Company has no present sources of capital or liquidity.

We do not expect to engage in any substantive activities unless and until such time as we enter into a business transaction, if ever. We are dependent upon interim funding provided by current management to pay the cost associated with being a public company, among other fees and expenses. Our current management has agreed orally to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

During the next twelve months, we anticipate incurring costs related to:

●	maintaining our corporate existence such as annual fees due to the State of Nevada;

●	filing periodic reports under the Exchange Act including filing accounting and legal fees; and

●	investigating and analyzing business opportunities and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We anticipate that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $20,000 within next 12 months, assuming we do not consummate a business combination.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of this report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended July 31, 2019 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XLR MEDICAL CORP.

Date: October 18, 2019	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

