Form 10-Q
period 2019-10-31
XLR MEDICAL CORP.
filed 2020-03-05
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
October 31, 2019

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
Address of registrant’s principal executive offices

(516) 442-1883
Issuer’s telephone number

____________________________________
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

At March 3, 2020, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XLR MEDICAL CORP BALANCE SHEETS

	As of October 31,	As of January 31,
	2019	2019
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	-	-
TOTAL CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S EQUITY
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at October 31, 2019 and January 31, 2019)	$125	$125
Additional Paid in Capital	$2,670,472	$2,663,035
Accumulated Deficit	(2,670,597)	(2,663,160)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$-	$-

XLR MEDICAL CORP Statements of Operations (Unaudited)

	For the three months ended October 31,
	2019	2018

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	619	-
Total Expense	619	-
Loss from operations	$(619)	$-
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(619)	$-
Provision for Income Taxes	-	-
Net Income/(Loss)	$(619)	$-

Weighted average common shares outstanding, basic and fully diluted	12,508,011	508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.00)	$-

XLR MEDICAL CORP
Statements of Operations
(Unaudited)

	For the nine months ended October 31,
	2019	2018
Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	7,438	-
Total Expense	7,438	-
Loss from operations	$(7,438)	$-
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(7,438)	$-
Provision for Income Taxes	-	-
Net Income/(Loss)	$(7,438)	$-

Weighted average common shares outstanding, basic and fully diluted	12,508,011	508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$-

XLR MEDICAL CORP
Statements of Cash Flows
(Unaudited)

	For the nine months ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,438)	$-

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,438)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	7,438
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,438	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

XLR MEDICAL CORP Statements of Stockholders’ Deficit (Unaudited)

For the nine months ended
October 31, 2018

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, April 30, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, July 31, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, October 31, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-

XLR MEDICAL CORP.;
Statements of Stockholders’ Deficit
(Unaudited)

For the nine months ended
October 31, 2019

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-
Capital Contributions by majority shareholder	-	-	5,590	-	5,590
Net Income/(Loss) From Continuing Operations	-	-	-	(5,862)	(5,862)
Balances, April 30, 2019	12,508,011	$125	$2,668,625	$(2,669,022)	$(272)
Capital Contributions by majority shareholder	-	-	1,022	-	1,022
Net Income/(Loss) From Continuing Operations	-	-	-	(956)	(956)
Balances, July 31, 2019	12,508,011	$125	$2,669,647	$(2,669,978)	$(206)
Capital Contributions by majority shareholder	-	-	825	-	825
Net Income/(Loss) From Continuing Operations	-	-	-	(619)	(619)
Balances, October 31, 2019	12,508,011	$125	$2,670,472	$(2,670,597)	$-

XLR MEDICAL CORP
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2019 (UNAUDITED)

NOTE A—BUSINESS ACTIVITY

XLR Medical Corp. (the “Company”) was organized under the laws of the State of Nevada on February 2, 2001 under the name Relay Mines Limited—subsequently the name of the Company was changed to XLR Medical Corp. After the October 31, 2007 10-Q filing, the management of the Company abandoned the Company and it became a dormant company until 2018 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is January 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,670,597 and cash used in operations of $7,438 at October 31, 2019.

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

Cash and Cash Equivalents
- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates
- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. (See ASU 2014-09)

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company’s limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

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

XLR MEDICAL CORP
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2019 (UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share
- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2019 and 2018.

Deferred Taxes
- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments
- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable
- Accounts deemed uncollectible are written off in the year they become uncollectible. As of October 31, 2019, and 2018, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets
- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarters ended October 31, 2019 and 2018.

Stock-Based Compensation
- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities
- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

XLR MEDICAL CORP
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2019 (UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at October 31, 2019 and 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended October 31, 2019 and 2018.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of October 31, 2019 and 2018.

NOTE E-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURING PRIOR TO THE COMPANY ABANDONMENT

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

XLR MEDICAL CORP
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2019 (UNAUDITED)

NOTE E-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT (CONT’D)

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

Total issued and outstanding shares as of October 31, 2019 is 12,508,011.

To date, the majority shareholder, Bryan Glass contributed $17,438 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of October 31, 2019 is approximately $2,670,000 and as of October 31, 2018 is $2,650,000 approximately. The total deferred tax asset is approximately $560,700 and $556,500 for the quarters ended October 31, 2019 and 2018, respectively.

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

XLR MEDICAL CORP
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2019 (UNAUDITED)

NOTE H—MATERIAL EVENTS (CONT’D)

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

NOTE I—SUBSEQUENT EVENTS

The Company has confirmed that no subsequent events have occurred since October 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; political and economic conditions; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

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

Our management anticipates that our Company likely will affect only one business transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Results of Operations for the Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018 (unaudited)

During the three months ended October 31, 2019, the Company did not generate any revenue, incurred expenses of $619, comprising professional fees, and suffered a net loss of $619, as compared to the three months ended October 31, 2018, in which the Company did not generate any revenue and did not incur any expenses.

Results of Operations for the Nine Months Ended October 31, 2019 Compared to the Nine Months Ended October 31, 2018

During the six months ended October 31, 2019, the Company did not generate any revenue, incurred expenses of $7,438, comprising general and administrative expenses, and suffered a net loss of $7,438, as compared to the three months ended October 31, 2018, in which the Company did not generate any revenue and did not incur any expenses.

Liquidity and Capital Resources

As of October 31, 2019, the Company had no assets and no liabilities. At January 31, 2019, the Company’s fiscal year end, the Company had no assets and no liabilities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2019 and October 31, 2018, net cash flows used in operating activities were ($7,438) and $0 respectively.

Cash Flows from Financing Activities

For the three months ended October 31, 2019 and 2018, net cash from financing activities were $7,438 and $0, respectively, consisting of capital contributions from a stockholder.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended October 31, 2019 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019.

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

XLR MEDICAL CORP.

Date: March 5, 2020	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	Chief Executive Officer, Chief Financial Officer, Principal
Executive Officer, Principal Accounting Officer

