Form 10-K
period 2020-01-31
XLR MEDICAL CORP.
filed 2020-07-09
CIK 1138608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

XLR MEDICAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 West Park Avenue, Suite 207, Long Beach, NY	11561
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 442-1883

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $50,800.

At July 6, 2020, there were 12,508,011 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended January 31, 2020 (“Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur. Our forward-looking statements speak only as of the date made, and we undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

PART I

ITEM 1. BUSINESS

History

XLR Medical Corp. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 2, 2001 under the name Relay Mines Limited to pursue the exploration and development of mining claims located in British Columbia, Canada.

During the quarter ended March 31, 2002, the Company conducted a registered public offering under the Securities Act in which it raised $11,000 from the sale of 110,000 shares of common stock at a public offering price of $0.10 per share.

On September 13, 2004, the Company merged with TSI Medical Corp., which was developing a cancer treatment technology in a joint venture with Exelar Corporation, at which time we abandoned our mining operations. As of September 2, 2005, Exelar Medical Corporation, the joint venture company in which we were a partner (“EMC”), defaulted on its obligations under a Technology Transfer Agreement with the inventor of the technology being developed by EMC and the inventor repossessed the technology from EMC.

Commencing with the quarterly report on Form 10-Q for the period ended October 31, 2005, the Company began filing periodic reports under the Exchange Act as a “shell” company.

On November 30, 2006, the Company filed a Certificate of Change with the Nevada Secretary of State providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and a corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding were exchanged for one share of common stock.

In February 2009, the Company filed a Form 15 with the SEC terminating the registration of its class of common stock under Section 12(g) of the Exchange Act and its duty to file periodic and other reports with the SEC.

On March 27, 2013, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to increase the number of shares of common stock it is authorized to issue from 2,000,000 shares to 950,000,000 shares

On November 29, 2018, the Eight Judicial District Court of Nevada entered an order appointing Bryan Glass as custodian of the Company, authorizing and directing him to, among other things, take any action reasonable, prudent and for the benefit of the Company, including reinstating the Company under Nevada law, appointing officers and convening an annual meeting of stockholders (the “Order”).

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

As of the date of this Annual Report, Mr. Glass serves as our only director and officer.

Current Operations and Strategy

The Company currently does not engage in any business operations or generate revenue from any sources. Management has determined to direct its efforts and limited resources to pursue a potential new business opportunity by way of a merger or acquisition with an unidentified company or an acquisition of assets, or other form of business combination which we refer to collectively throughout this Annual Report as a business transaction.

We anticipate that the selection of an appropriate target for a business transaction will be complex and extremely risky and we cannot assure you that we will be successful in concluding a business transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive business transaction or cause us to discontinue operations before we enter such a transaction.

We do not have any specific business transaction under consideration. We have not identified or been provided with the identity of, or had any direct or indirect contact with, potential targets. Additionally, we have not engaged or retained any agent or other representative to identify or locate a suitable target, although we may do so. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

We will not engage in any substantive commercial business until we identify a target and conclude a business transaction, if ever. We may never realize any revenues or generate any income from our operations.

Ramifications of Our Blank Check Company and Shell Company Status

At present, we have no revenues, no assets and no specific business plan or purpose. Our business plan is to seek new business opportunities by entering into a business transaction. Based upon these conditions, under the Exchange Act, we are deemed to be “blank check” company and a “shell company.” Our status as a blank check company and a shell company will impact our company and shareholders in many ways, some of which are described below.

Blank Check Company Status and Securities Offerings

As a blank check company, any offerings of our securities under the Securities Act must comply with Rule 419 promulgated by the SEC under the Securities Act. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, an issuer is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings. Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Shell Company Status

We are a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 sixty calendar days after the date on which it makes required filings with the SEC disclosing the cessation of its status as shell company, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not permitted to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

Benefits and Detriments of a Business Transaction for a Private Company

There are certain perceived benefits to being a public company the securities of which are authorized to trade in a public market. The perceived benefits to being a public trading company are commonly thought to include the following:

●	increased visibility in the financial community;
●	increased valuation;
●	greater ease in raising capital;
●	compensation of key employees through stock options for which there may be a market valuation;
●	enhanced corporate image.

There are also certain perceived disadvantages to being a public company. These are commonly thought to include the following:

●	requirement for audited financial statements which may be at significant cost to the company;
●	required publication of corporate information and biographical information of management which the company may perceive as private or competitive information;
●	required filings of periodic and episodic reports with the SEC which can be time consuming.

Private companies that may have interest in a combination with us may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
●	a company which is unable to locate an underwriter of its securities or is unable to locate an underwriter of securities on terms acceptable to it;
●	a company that desires to become public with potentially less dilution of its securities than may occur upon an underwritten offering;
●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
●	a foreign company which may wish to gain initial entry into the United States’ securities market;
●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; and
●	a company seeking one or more of the other perceived benefits of becoming a public company.

Entering into a Business Transaction

General.

A business transaction may involve the acquisition of, or merger with, an operating or development stage company or the acquisition of assets that we will develop into an operating company.

Our management has not developed a specific plan or process for identifying a business opportunity. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective business opportunities. Moreover, given the wide-ranging variables inherent in our business, management cannot predict when we will effectuate a business transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential business opportunities. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a business transaction, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business. The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of business opportunities.

We intend to source our target opportunities from various internal and external sources. Business opportunities may be brought to our attention from affiliated and unaffiliated sources. Our management may call upon personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a business transaction.

Business opportunities may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to business opportunities in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a business opportunity, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a business opportunity.

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target. We have not established any specific attributes or criteria (financial or otherwise) for prospective business opportunities. In evaluating a prospective business opportunity, our management will consider, among other factors, the following:

●	financial condition and results of operation;
●	growth potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry in the industry;
●	stage of development of the products, processes or services;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes or services;
●	regulatory environment within the industry; and
●	the costs associated with affecting the business transaction with a particular business opportunity.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a business transaction for any business opportunity. Any evaluation relating to the merits of a particular business transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

We will not target a business if audited financial statements based on United States generally accepted accounting principles or International Financial Reporting Standards cannot be prepared for the target business. The Company cannot assure you that any particular target business identified by the Company as a potential acquisition candidate will have financial statements prepared in accordance with such accounting standards or that the potential target business will be able to prepare its financial statements in accordance with such standards. To the extent that this requirement cannot be met, the Company may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, the Company does not believe that this limitation will be material.

Due Diligence Investigation.

In evaluating a prospective business opportunity, we will conduct as extensive a due diligence review of potential targets as reasonably possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a business transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a business transaction with such a company. We expect that our due diligence may include, among other things, meetings with the target business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a target candidate before we consummate a business transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

It is unlikely that our management at the time of a business transaction will continue in any material capacity with the Company after the consummation of a business transaction, other than as a stockholder.

Our assessment of a business opportunity may not be accurate. If we do not uncover all material information about a business opportunity prior to a business transaction, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a business opportunity and to structure and complete a business transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a business transaction that is not consummated may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the target. In addition, the structure of any business transaction will be dispositive as to whether stockholder approval of the business transaction is required.

It is likely we will structure a business transaction as either an acquisition of the stock or assets of a target business or a merger of a target business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a business transaction will include the time and cost of a particular structure and the tax treatment that the structure might receive. If the business transaction were to be structured as an acquisition of a target business’s stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the business transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders’ meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a business transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the parties with which we enter into a business transaction and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

We will seek to structure a business transaction to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free. For example, in order for a stock for stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our stock equal to 80% or more of the voting stock of our Company. Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a business transaction, all or a majority of our Company’s management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a business transaction, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Upon the consummation of a business combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the business transaction, the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination. Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at Room 1518, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Lack of diversification.

We expect that we will be able to consummate a business transaction with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to the persons with which we enter into business transaction in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one business transaction unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible diversification of risks or offsetting of losses that business transactions with multiple operating entities would offer. By consummating a business transaction with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction.

Competition

We expect that in the course of identifying, evaluating and selecting a target for a business transaction, we may encounter intense competition from other entities having a business objective similar to ours. These include:

●	blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours;
●	venture capital firms and leveraged buyout firms; and
●	operating businesses looking to expand their operations through acquisitions.

Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business transactions directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business transactions with targets similar to those we expect to pursue.

If we succeed in closing a business transaction, there will be, in all likelihood, intense competition from competitors within the industry in which we will operate. We cannot currently apprise you of these risks nor can we assure you that, subsequent to a business transaction, we will have the resources or ability to compete effectively.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs, which may hinder our ability to enter into a business transaction. These circumstances represent a potential conflict of interest between our officer / director and the Company, as described below in Item 5. Directors and Executive Officers under the heading “Conflicts of Interest.” The amount of time our officer will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business transaction and the stage of the business transaction process the Company is in. Accordingly, if and when management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunity and will devote additional time and effort negotiating and processing the business transaction as developments warrant.

We do not intend to have any full-time employees prior to the consummation of a business transaction.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 20 West Park Avenue, Suite 207, Long Beach, New York, where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business transaction, if ever.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink Sheets Open Market, under the trading symbol “XLRM”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The Pink Sheets Open Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, Pink Sheets Open Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheets Open Market is for all types of companies that are there by reasons of default, distress or design, which is are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the Pink Open Market.

Holders

As of July 6, 2020, we had approximately 157 shareholders holding 12,508,011 shares of common stock.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

On November 30, 2018, the Company issued 12 million shares of common stock to Bryan Glass in consideration of the payment of $120, the par value of the stock. We believe the foregoing transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipient of the securities represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access through his relationship with us, to information about our Company. This sale of securities is the only such sale of securities made by the Company during the last two years.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since new management took operational control over the Company in April 2016, our management has been engaged in the identification of suitable opportunities for a business transaction; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a business transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. There are numerous risks in connection with our current and proposed business plans, including that any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We expect that in connection with any business transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that such transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one business transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a target business and the consummation of a business transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business transaction that the Company will achieve long-term or immediate short-term earnings.

Results of Operations

During the fiscal years ended January 31, 2020 and 2019, the Company did not engage in any business operations.

Results of Operations during the year ended January 31, 2020 as compared to the year ended January 31, 2019

During the year ended January 31, 2020, the Company did not generate any revenue, incurred expenses of $16,863, comprising professional fees and general and administrative expenses, and suffered a net loss of $16,863, as compared to the year ended January 31, 2019 in which the Company did not generate any revenue, incurred expenses of $10,000, comprising professional fees, and suffered a net loss of $10,000.

Liquidity and Capital Resources

As of January 31, 2020 and 2019, the Company had no assets and no liabilities.

The Company has funded its operations over the last two years from contributions made by management. The Company has no present sources of capital or liquidity.

At present, the Company has no business operations and no cash resources other than as are provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our management has agreed to provide funding as may be required to pay for professional fees and other administrative expenses of the Company until the Company enters into a business transaction. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise. Any funds advanced by management will be advanced as loans that will bear interest at the rate of 8% per year and which shall mature on the closing of a business transaction.

Over the next twelve months, we expect to incur costs and expenses related to:

●	maintaining our corporate existence, such as annual fees due to the State of Nevada;
●	filing periodic reports under the Exchange Act including filing accounting and legal fees;
●	investigating and analyzing targets and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced to us by management.

The following table summarizes our cash flows for the fiscal years ended January 31, 2020 and January 31, 2019:

	Fiscal Year Ended
	January 31,	January 31,
	2020	2019
Net cash used in operating activities	$16,863	$10,000
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	$16,863	$10,000
Net increase (decrease) in cash and cash equivalents	-	-

Going Concern

Our lack of revenues, continuing operating losses and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of XLR Medical Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of XLR Medical Corp. (the "Company") as of   January 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

July 8, 2020

XLR MEDICAL CORP.; BALANCE SHEETS

	As of January 31,	As of January 31,
	2020	2019
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
TOTAL CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at January 31, 2020 and January 31, 2019)	$125	$125
Additional Paid in Capital	2,679,899	$2,663,035
Accumulated Deficit	(2,680,024)	(2,663,160)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.; STATEMENTS OF OPERATIONS (Unaudited)

	For the twelve months ended January 31,
	2020	2019

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	579	-
Professional Fees	16,284	10,000
Total Expense	16,863	10,000
Loss from operations	$(16,863)	$(10,000)
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(16,863)	$(10,000)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(16,863)	$(10,000)

Weighted average common shares outstanding, basic and fully diluted	12,508,011	2,546,367

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$(0.00)

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.;

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the twelve months ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,863)	$(10,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,863)	(10,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	16,863	10,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,863	10,000

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.;

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the twelve months ended
January 31, 2019

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, April 30, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, July 31, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, October 31, 2018	508,011	$5	$2,653,155	$(2,653,160)	$-
Capital Contributions	-	$-	$10,000	$-	$10,000
Issuance of Common Shares of Stock	12,000,000	$120	$(120)
Net Income/(Loss) From Continuing Operations	-	-	-	(10,000)	(10,000)
Balances, January 31, 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.; STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
For the twelve months ended
January 31, 2020

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-
Capital Contributions by majority shareholder	-	-	5,590	-	5,590
Net Income/(Loss) From Continuing Operations	-	-	-	(5,862)	(5,862)
Balances, April 30, 2019	12,508,011	$125	$2,668,625	$(2,669,022)	$(272)
Capital Contributions by majority shareholder	-	-	1,022	-	1,022
Net Income/(Loss) From Continuing Operations	-	-	-	(956)	(956)
Balances, July 31, 2019	12,508,011	$125	$2,669,647	$(2,669,978)	$(206)
Capital Contributions by majority shareholder	-	-	825	-	825
Net Income/(Loss) From Continuing Operations	-	-	-	(619)	(619)
Balances, October 31, 2019	12,508,011	$125	$2,670,472	$(2,670,597)	$-
Capital Contributions by majority shareholder	-	-	9,427	-	9,427
Net Income/(Loss) From Continuing Operations	-	-	-	(9,427)	(9,427)
Balances, January 31, 2020	12,508,011	$125	$2,679,899	$(2,680,024)	$-

The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

XLR Medical Corp. (the "Company”) was organized under the laws of the State of Nevada on February 2, 2001 under the name Relay Mines Limited—subsequently the name of the Company was changed to XLR Medical Corp. After the October 31, 2007 10Q filing, the management of the Company abandoned the Company and it became a dormant company until 2018 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is January 31st.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,680,024 and cash used in operations of $16,864 at January 31, 2020.

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

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. (See ASU 2014-09)

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company's limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2020 and 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of January 31, 2020, and January 31, 2019, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended January 31, 2020 and 2019.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at January 31, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended January 31, 2020 and 2019.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of January 31, 2020 and 2019.

NOTE E-WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

The last debts incurred by the Company was in 2007, 13 years ago. No new loans have been identified since the last filing and since the new owner has acquired the Company.

The new management of the Company takes the position that the statute of limitations with respect to the Related Party Loans has expired and the lenders are barred from pursuing a claim against us for repayment of the amount loaned. Nevada law relating to the statute of limitations is found in Chapter 11 of the Nevada Revised Statutes (“NRS”), titled “Limitations of Actions” (https://www.leg.state.nv.us/NRS/NRS-011.html#NRS011Sec190). NRS 11.010 titled “Commencement of civil actions” provides that “Civil actions can only be commenced within the periods prescribed in this chapter, after the cause of action shall have accrued, except where a different limitation is prescribed by statute.”

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

Total issued and outstanding shares as of January 31, 2020 is 12,508,011.

To date, the majority shareholder, Bryan Glass contributed $26,864 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of January 31, 2020 is approximately $2,680,000 and as of January 31, 2019 is $2,663,000 approximately. The total deferred tax asset is approximately $562,800 and $559,230 for the years ended January 31, 2020 and 2019, respectively.

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

NOTE I—SUBSEQUENT EVENTS

The Company has confirmed that no subsequent events have occurred since January 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of January 31, 2020. We have identified the following material weakness as of January 31, 2020:

●	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

●	Lack of an independent board to oversee management decisions and use of funds.

Remediation of Material Weakness in Internal Control

Presently, it will be difficult to mitigate or eliminate the material weaknesses in our internal controls. We do not currently possess sufficient financial resources to engage the additional personnel required to alleviate the weaknesses that stem from the lack of segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized. Moreover, it is difficult for small public companies such as ours to attract qualified independent directors given the obligations and risks attendant to such serving in such capacity; hence we will continue to operate with a single board member thereby failing mitigate the weaknesses stemming from the lack of an independent board:

In the interim, management has internally formalized the procedures for segregation of duties and monitoring handling of cash, cash receipts and cash disbursements. We also are establishing a formal documented system of internal controls surrounding cash and plan to implement such systems.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of our Board of Directors are elected by the stockholders to a term of one year and serve until their successors are elected and qualified. Our officers are appointed by our Board to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. Our Board has no nominating, audit or compensation committees.

The following table lists our officers and directors as of the date of this Annual Report:

Name	Age	Title
Bryan Glass	46	President, Chief Financial Officer, Secretary and Director

The Company has no employees other than Mr. Glass.

Background Information about our Officers and Directors

Bryan Glass was appointed custodian of the Company in November 2018 and became a director of the Company on January 16, 2019. Mr. Glass has been involved in the securities industry since 1996. Since early 2012, Mr. Glass has been the President and CEO of Empire State Financial, Inc. a full service FINRA member broker dealer established in 1971. From 2010 to 2012, he worked with Delta Equity Services through which he operated Bryan Glass Securities. From 2006 to 2010, he was a Vice President of Investments at Morgan Stanley. He currently holds the Series 7, 24, 53, 63 and 65 securities licenses. We believe that Mr. Glass is qualified to serve as a director of the Company because of his extensive involvement with public companies during the course of his career.

The term of office of our director expires at the Company’s annual meeting of stockholders or until his successor is duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

The Company has no employees other than Mr. Glass.

Shell Company Affiliations of Management and Majority Stockholder

From time to time, Mr. Glass has been affiliated with companies that are or were “shell” companies as defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act and that, at the time such affiliation commenced, were required to file periodic reports under the Exchange Act. The table below identifies the shell companies with which Mr. Glass has been affiliated since 2015 and the capacities in which he was affiliated with them. Unless otherwise noted, Mr. Glass became affiliated with these entities upon being appointed as a custodian of the entity by the state courts of Nevada because management failed to maintain the corporate existence of the entity. All companies listed are Nevada corporations.

Name of Company	Year	Current or Prior Relationship to Issuer	Notes / Disposition
Pretoria Resources Two, Inc.	2015	Director, officer and principal stockholder.

Acquired controlling block of stock in a private transaction, which was subsequently sold to an unrelated party. The sale was unwound and Mr. Glass reacquired the stock in 2016. The company filed a Form 15 to terminate its reporting obligations under the Exchange Act.

China Grand Resorts, Inc.	2016	Director, officer and principal stockholder.	Mr. Glass sold his control block of stock in 2018. The company currently operates as Jacksam Corp.
AIVTech International Group Co	2016	Director, officer and principal stockholder.	The company filed a Form 15 to terminate its reporting obligations under the Exchange Act in 2019. Mr. Glass continues to be affiliated with the company in all capacities listed.
Asiarim Corporation	2016	Director, officer and principal stockholder.	Mr. Glass sold his control block of stock in 2018. The company continues to operate as a shell company under the same name.
American Environmental Energy, Inc.	2016	Director, officer and principal stockholder.	Mr. Glass sold his control block of stock in 2018. The company continues to operate as a shell company under the same name.
Environmental Control Corp.	2016	Director, officer and principal stockholder.	Mr. Glass sold his control block of stock in 2018. The company continues to operate as a shell company under the same name.
Beesfree, Inc.	2016	Director, officer and principal stockholder.	Mr. Glass sold his control block of stock in 2018. The company continues to operate as a shell company under the same name.
Ranger Gold Corp.	2019	Director, officer and principal stockholder.	Mr. Glass continues to be affiliated with the company in the capacities indicated.
EMO Capital Corp.	2019	Director, officer and principal stockholder.	Mr. Glass continues to be affiliated with the company in the capacities indicated.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our management and his other business activities. Potential investors should be aware of the following potential conflicts of interest:

●

Our sole officer and director is not required to nor will he commit his full time to our affairs and accordingly he may have conflicts of interest in allocating management time among various business activities.

●

Our sole officer and director is an officer, director and principal stockholder of Ranger Gold Corp. and Emo Capital Corp., each of which is a shell company that has a class of equity securities registered under the Exchange Act.

●

In the course of his other business activities our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as for the other companies with which he is affiliated which would result in a conflict of interest in determining to which company a particular business opportunity should be presented.

●

Our officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, either before or in connection, with a business transaction.

In general, officers and directors of a corporation incorporated under the laws of the state of Nevada, our jurisdiction of organization, are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations with shell companies, our sole officer and director may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We have not established any policies for the resolution of conflicts of interest between these entities as to which entity would have priority with respect to participating in a business transaction and we do not expect to implement any such policies. In an effort to mitigate or eliminate conflicts of interest with respect to which shell company our management offers to management of a target company, Mr. Glass will make all of the shell companies with which he is or may in the future become affiliated available to management of a target company with which we are negotiating and allow such management to select the entity most appropriate for it. We cannot anticipate what factors management of a target company will consider when making a selection from among the shell companies with which our management is affiliated and we cannot assure you that our Company ever will be selected by management of a target company for business combination.

We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor and we and our stockholders could be adversely affected under such circumstances. In such event, our management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions as well as the preferences of the management of a target company. However, management will act in what he believes are in the best interests of stockholders of the Company.

Committees of the Board of Directors

Though we are not required to have any committees of the board, prior management adopted charters for each of an audit committee, a nominating committee and a compensation committee. A copy of each committee charter previously has been filed by the Company with the SEC. Each such committee would be comprised solely of independent directors, of which have none. As of the date of this Annual Report, we have not seated any such committee and do not expect to do so. Any future determination to appoint members to and seat such committees will be in the discretion of management of an operating business with which we consummate a business transaction, if ever.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.

Director Compensation

Our director does not receive any compensation for his service as a director and there is no director compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Our equity securities are not registered pursuant to Section 12 of the Exchange Act, so our directors, executive officers and 10% holders are not subject to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Since February 1, 2018, the Company has not paid any compensation to any employee, executive or director.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities.

Employment Agreements

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of January 31, 2020.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We do not currently have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

Our current director does not receive separate compensation for his service on our Board of Directors. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their Board services.

No compensation was paid to our director for his service as a director during the year ended January 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Annual Report, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 12,508,011 shares of common stock outstanding as of the date of this report. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned
Bryan Glass	12,000,000	95.94%

All officers and directors as a group (1 person)	12,000,000	95.94%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our Board of Directors currently consists of one member, who does not qualify as an independent director in accordance with the listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by our sole director with regard to his business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended January 31, 2020 and 2019 provided by BF Borgers CPA PC.

	2020	2019

Audit Fees	$6,000	$6,000

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total	$6,000	$6,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The financial statements of the Company and the report of BF Borgers CPA PC are included in Part II, Item 8:

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

(3)	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________
(1)	Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.
(2)	Incorporated by reference from current report on Form 8-K filed on September 17, 2004.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006 filed on December 15, 2006.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on September 12, 2003.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 filed on April 30, 2019.
(6)	Incorporated by reference from the Company s Registration Statement on Form 10/A filed on June 18, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XLR MEDICAL CORP.

July 9, 2020	By:	/s/ Bryan Glass
Bryan Glass
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Glass	President, Chief Executive Officer, principal executive officer and principal financial and accounting officer
Bryan Glass		July 9, 2020

