Form 10-Q
period 2020-04-30
XLR MEDICAL CORP.
filed 2020-07-27
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

______________________________

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

At July 27, 2020, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XLR MEDICAL CORP. BALANCE SHEETS

	As of April 30,	As of January 31,
	2020 (Unaudited)	2020 (Audited)

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
TOTAL CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at April 30, 2020 and January 31, 2020)	$125	$125
Additional Paid in Capital	$2,679,899	$2,679,899
Accumulated Deficit	(2,680,024)	(2,680,024)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended April 30,
	2020	2019
	(Unaudited)	(Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	-	5,862
Total Expense	-	5,862
Loss from operations	$-	$(5,862)
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$-	$(5,862)
Provision for Income Taxes	-	-
Net Income/(Loss)	$-	$(5,862)

Weighted average common shares outstanding, basic and fully diluted	12,508,011	12,508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended April 30,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(5,862)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:

Changes in Assets and Liabilities:	-	271
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(5,591)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	-	5,591
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	5,591

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

5

XLR MEDICAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended

April 30, 2019

(Unaudited)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, April 30, 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended

April 30, 2020

(Unaudited)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2020	12,508,011	$125	$2,679,899	(2,680,024)	$-
Capital Contributions by majority shareholder	-	-	-	-	-
Net Income/(Loss) From Continuing Operations	-	-	-	-	-
Balances, April 30, 2020	2,508,011	$125	$2,679,899	$(2,680,024)	$-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,680,024 and cash used in operations of $0 at April 30, 2020.

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

Interim filings should be read in conjunction with the Company’s annual report as of January 31, 2020.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of April 30, 2020 and 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of April 30, 2020, and April 30, 2019, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarters ended April 30, 2020 and 2019.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at April 30, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended April 30, 2020 and 2019.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of April 30, 2020 and 2019.

NOTE E—WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

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

NOTE F—EQUITY

The Company is authorized to issue 950,000,000 Common Shares at $.00001 par value per share.

On November 30, 2018, the Company’s board of directors and custodian appointed, Bryan Glass as the Company’s President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

Total issued and outstanding shares as of April 30, 2020 is 12,508,011.

To date, the majority shareholder, Bryan Glass contributed $26,864 for expenses and fees to reinstate the Company.  This money is booked as a capital contribution.

NOTE G—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of April 30, 2020 is approximately $2,680,000 and as of April 30, 2019 is $2,669,000 approximately.  The total deferred tax asset is approximately $562,800 and $560,490 for the quarters ended April 30, 2020 and 2019, respectively.

NOTE G—INCOME TAX CONT’D

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

NOTE I—SUBSEQUENT EVENTS

The Company has confirmed that no subsequent events have occurred since April 30, 2020.

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

Results of Operations for the Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019 (unaudited)

During the three months ended April 30, 2020, the Company did not generate any revenue, incur any expenses or suffer a net loss, as compared to the three months ended April 30, 2019, in which the Company did not generate any revenue, incurred expenses of $5,862, comprising professional fees, and suffered a net loss of $5,862.

Liquidity and Capital Resources

As of April 30, 2020, the Company had no assets and no liabilities. At January 31, 2019, the Company’s fiscal year end, the Company had no assets and no liabilities.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the three months ended April 30, 2020 and April 30, 2019, net cash flows used in operating activities were $0 and $5,991.

Cash Flows from Financing Activities

For the three months ended April 30, 2020 and 2019, net cash from financing activities were $0 and $5,591, respectively, consisting of capital contributions from a stockholder.

The Company has funded its operations from the proceeds of contributions or loans received from management, which is under no contractual obligation to loan or otherwise supply any capital to the Company. The Company has no present sources of capital or liquidity.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended April 30, 2020 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020.

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

XLR MEDICAL CORP.

Date: July 27, 2020	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

