Form 10-Q
period 2020-07-31
XLR MEDICAL CORP.
filed 2020-10-01
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-27246

XLR MEDICAL CORP.
(Name of Small Business Issuer in its charter)

Nevada	88-0488851
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

20 West Park Avenue, Suite 207, Long Beach, NY 11561

Address of registrant's principal executive offices

(516) 442-1883

Issuer’s telephone number

 __________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 1, 2020 there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

XLR MEDICAL CORP. BALANCE SHEETS

	As of July 31,	As of January 31,
	2020	2020
CURRENT ASSETS	(Unaudited)	(Audited)

Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
TOTAL CURRENT LIABILTIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDER'S EQUITY
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at July 31, 2020 and January 31, 2020)	$125	$125
Additional Paid in Capital	$2,691,124	$2,679,899
Accumulated Deficit	(2,691,249)	(2,680,024)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended July 31,
	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	668	-
Professional Fees	10,557	956
Total Expense	11,225	956
Loss from operations	$(11,225)	$(956)
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(11,225)	$(956)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(11,225)	$(956)

Weighted average common shares outstanding, basic and fully diluted	12,508,011	12,508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended July 31,
	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	668	-
Professional Fees	10,557	6,819
Total Expense	11,225	6,819
Loss from operations	$(11,225)	$(6,819)
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(11,225)	$(6,819)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(11,225)	$(6,819)

Weighted average common shares outstanding, basic and fully diluted	12,508,011	12,508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended July 31,
	2020 (Unaudited)	2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,225)	$(6,819)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:	-	206
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,225)	(6,613)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	11,225	6,613
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,225	6,613

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

For the six months ended
July 31, 2019 (Unaudited)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-
Net Income/(Loss) From Continuing Operations	-	-	6,613	(6,819)	(206)
Balances, July 31, 2019	12,508,011	$125	$2,669,648	$(2,669,979)	$(206)

The accompanying notes are an integral part of these financial statements.

6

For the six months ended
July 31, 2020 (Unaudited)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2020	12,508,011	$125	$2,679,899	$(2,680,024)	$-
Capital Contributions by majority shareholder	-	-	11,225	-	11,225
Net Income/(Loss) From Continuing Operations	-	-	-	(11,225)	(11,225)
Balances, July 31, 2020	12,508,011	$125	$2,691,124	$(2,691,249)	$-

The accompanying notes are an integral part of these financial statements.

NOTE A - BUSINESS ACTIVITY

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,691,249 and cash used in operations of $0 at July 31, 2020.

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

To address these aforementioned, management has undertaken the following initiatives:1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2020 and 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of July 31, 2020, and July 31, 2019, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarters ended July 31, 2020 and 2019.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at July 31, 2020 and 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended July 31, 2020 and 2019.

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

NOTE D - SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of July 31, 2020 and 2019.

NOTE E - WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

The last debts incurred by the Company was in 2007, 13 years ago. No new loans have been identified since the last filing and since the new owner has acquired the Company.

The new management of the Company takes the position that the statute of limitations with respect to the Related Party Loans has expired and the lenders are barred from pursuing a claim against us for repayment of the amount loaned. Nevada law relating to the statute of limitations is found in Chapter 11 of the Nevada Revised Statutes (“NRS”), titled “Limitations of Actions” (https://www.leg.state.nv.us/NRS/NRS-011.html#NRS011Sec190).NRS 11.010 titled “Commencement of civil actions” provides that “Civil actions can only be commenced within the periods prescribed in this chapter, after the cause of action shall have accrued, except where a different limitation is prescribed by statute.”

Given the foregoing, all existing liabilities would be time barred by the statute of limitations:

	Last 10-Q	Last 10-K
	10/31/07	1/31/07
Accounts payable	94,888	85,225
Accrued liabilities	25,347	18,935
Due to related parties	293,931	248,636
Loans payable	409,000	397,000
Total Liabilities	823,166	749,796

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $823,160 as of January 31, 2017.The debts were written off against Additional Paid in Capital—per ASC Section 470-50-40.ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

NOTE F - EQUITY

The Company is authorized to issue 950,000,000 Common Shares at $.00001 par value per share.

On November 30, 2018, the Company’s board of directors and custodian appointed, Bryan Glass as the Company’s President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

Total issued and outstanding shares as of July 31, 2020 is 12,508,011.

To date, the majority shareholder, Bryan Glass contributed $37,969 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

NOTE G - INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of July 31, 2020 is approximately $2,690,000 and as of July 31, 2019 is $2,679,000 approximately. The total deferred tax asset is approximately $564,900 and $562,590 for the quarters ended July 31, 2020 and 2019, respectively.

NOTE G - INCOME TAX CONT’D

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE H - MATERIAL EVENTS

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

NOTE I - SUBSEQUENT EVENTS

The Company has confirmed that no subsequent events have occurred since July 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

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

On January 16, 2019, the Company held a stockholders meeting at which Mr. Glass was elected as the sole director of the Company and he continues to serve as the Company sole director and officer.

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our existing stockholders;
●

will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

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

Our common stock has been subject to quotation on the pink sheets under the symbol “CGND.” There is currently no active trading market in our shares nor do we believe that any active trading market has existed for the last 3 years. There can be no assurance that there will be an active trading market for our securities following the date hereof. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Results of Operations

Results of Operations for the three months ended July 31, 2020 compared to the three months ended July 31, 2019

During the three months ended July 31, 2020, the Company did not engage in any business operations, did not generate any revenue, incurred total expenses of $11,225, substantially all of which were professional fees, and suffered a net loss of $11,225, as compared to the three months ended July 31, 2019, in which the Company did not generate any revenue, incurred total expenses of $956, all of which were professional fees, and suffered a net loss of $956.

Results of Operations for the six months ended July 31, 2020 compared to the six months ended July 31, 2019

During the six months ended July 31, 2020, the Company did not engage in any business operations, did not generate any revenue, incurred expenses of $11,225, substantially all of which were professional fees, and suffered a net loss of $11,225 as compared to the six months ended October 31, 2019, in which the Company did not generate any revenue, incurred expenses of $6,819, all of which were professional fees, and suffered a net loss of $6,819.

Liquidity and Capital Resources

At July 31, 2020 and 2019, the Company had no assets and no liabilities.

Cash Flows Used In Operating Activities

We have not generated positive cash flows from operating activities during the last two years. For the three months ended October 31, 2020 and October 31, 2019, net cash flows used in operating activities were ($11,225) and ($6,613), respectively.

Cash Flows Provided By Financing Activities

For the three months ended July 31, 2020 and 2019, net cash from financing activities were ($11,225) and ($6,613), respectively, consisting of capital contributions from a stockholder.

The Company has funded its operations from the proceeds of loans received from management, which is under no contractual obligation to loan or otherwise supply any capital to the Company. The Company has no present sources of capital or liquidity.

We do not expect to engage in any substantive activities unless and until such time as we enter into a business transaction, if ever. We are dependent upon interim funding provided by current management to pay the cost associated with being a public company, among other fees and expenses. Our current management has agreed orally to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue stock in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise. Any funds advanced by management will be advanced as loans that will bear interest at the rate of 8% per year and which shall mature on the closing of a business transaction.

During the next twelve months, we anticipate incurring costs related to:

●	maintaining our corporate existence such as annual fees due to the State of Nevada;
●	filing periodic reports under the Exchange Act including filing accounting and legal fees;
●	investigating and analyzing business opportunities and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary through the extension of credit advanced to us by management.

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

As of July 31, 2020, the Company had no full-time management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Had there been management in place during the three months ended July 31, 2020 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2020 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended July 31, 2020 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020.

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

________

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

XLR MEDICAL CORP.

Date: October 1, 2020	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

