Form 10-Q
period 2020-10-31
XLR MEDICAL CORP.
filed 2020-11-03
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

 ________________________________

(Former name, former address and former

fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒     Yes ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

At November 3, 2020, there were 12,508,011 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XLR MEDICAL CORP.

BALANCE SHEETS

	As of October 31, 2020	As of January 31, 2020
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
TOTAL CURRENT LIABILTIES	-	-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDER’S EQUITY
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at October 31, 2020 and January 31, 2020)	$125	$125
Additional Paid in Capital	$2,691,399	$2,679,899
Accumulated Deficit	(2,691,524)	(2,680,024)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	-	-
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended October 31,
	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Professional Fees	275	619
Total Expense	275	619
Loss from operations	$(275)	$(619)
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(275)	$(619)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(275)	$(619)

Weighted average common shares outstanding, basic and fully diluted	12,508,011	12,508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended October 31,
	2020 (Unaudited)	2019 (Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	2,057	-
Professional Fees	9,443	7,438
Total Expense	11,500	7,438
Loss from operations	$(11,500)	$(7,438)
OTHER INCOME/(EXPENSES):
Interest Expense	-	-
Total Other Net Income/(Expense)	$-	$-
Loss Before Income tax	$(11,500)	$(7,438)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(11,500)	$(7,438)

Weighted average common shares outstanding, basic and fully diluted	12,508,011	12,508,011

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended October 31,
	2020 (Unaudited)	2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,500)	$(7,438)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,500)	(7,438)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	11,500	7,438
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,500	7,438

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit

(Unaudited)

For the nine months ended

October 31, 2019 (Unaudited)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1, 2019	12,508,011	$125	$2,663,035	$(2,663,160)	$-
Capital Contributions by majority shareholder	-	-	7,438	-	7,438
Net Income/(Loss) From Continuing Operations	-	-	-	(7,438)	(7,438)
Balances, October 31, 2019	12,508,011	$125	$2,670,473	$(2,670,598)	$-

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit

(Unaudited)

For the nine months ended

October 31, 2020 (Unaudited)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, February 1 2020	12,508,011	$125	$2,679,899	$(2,680,024)	$-
Capital Contributions by majority shareholder	-	-	11,500	-	11,500
Net Income/(Loss) From Continuing Operations	-	-	-	(11,500)	(11,500)
Balances, October 31, 2020	12,508,011	$125	$2,691,399	$(2,691,524)	$-

The accompanying notes are an integral part of these financial statements.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2020 (UNAUDITED)

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $2,691,524 and cash used in operations of $0 at October 31, 2020.

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

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. (See ASU 2014-09)

Revenue Recognition- On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the full retrospective or modified retrospective transition method. The Company adopted this standard using the modified basis effective January 1, 2019 and given the Company’s limited revenue, the modified retrospective basis has no material impact on prior years given the limited revenue.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2020 (UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2020 and 2019.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of October 31, 2020, and October 31, 2019, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarters ended October 31, 2020 and 2019.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at October 31, 2020 and 2019.

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2020 (UNAUDITED)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2019, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended October 31, 2020 and 2019.

Recently Issued Accounting Pronouncements

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of October 31, 2020 and 2019.

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

XLR MEDICAL CORP

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2020 (UNAUDITED)

NOTE E—WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT—CONTD

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

Total issued and outstanding shares as of October 31, 2020 is 12,508,011.

To date, the majority shareholder, Bryan Glass contributed $38,364 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of October 31, 2020 is approximately $2,691,000 and as of October 31, 2019 is $2,680,000 approximately. The total deferred tax asset is approximately $565,100 and $562,800 for the quarters ended October 31, 2020 and 2019, respectively.

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

AS OF OCTOBER 31, 2020 (UNAUDITED)

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

NOTE I—SUBSEQUENT EVENTS

The Company has confirmed that no subsequent events have occurred since October 31, 2020.

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

Results of Operations for the Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019 (unaudited)

During the threemonths ended October 31, 2020, the Company did not generate any revenue, incurred expenses of $275, comprising professional fees,and suffered a net loss of $275, as compared to the three months ended October 31, 2019, in which the Company did not generate any revenue incurred expenses of $619, comprising professional fees, and suffered a net loss of $619.

Results of Operations for the Nine Months Ended October 31, 2020 Compared to the Nine Months Ended October 31, 2019

During the nine months ended October 31, 2020, the Company did not generate any revenue, incurred expenses of $11,500, comprising general and administrative expenses, and suffered a net loss of $11,500, as compared to the three months ended  October 31, 2019, in which the Company did not generate any revenue, incurred expenses of $7,438, comprising general and administrative expenses, and suffered a net loss of $7,438.

Liquidity and Capital Resources

As of October 31, 2020, the Company had no assets and no liabilities. At January 31, 2020, the Company’s fiscal year end, the Company had no assets and no liabilities.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2020 and October 31, 2019, we used $11,500 and $7,438 in operating activities, respectively.

Cash Flows from Financing Activities

For the three months ended October 31, 2020 and 2019, net cash provided by financing activities were $11,500 and $7,438, respectively, consisting of capital contributions from a stockholder.

The Company has funded its operations from contributions from stockholders, who are under no contractual obligation to loan or otherwise supply any capital to the Company. The Company has no present sources of capital or liquidity.

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

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We anticipate that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $25,000 within next 12 months, assuming we do not consummate a business combination.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended  October 31, 2020 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020.

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

XLR MEDICAL CORP.

Date: November 3, 2020	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer

