Form 10-K
period 2020-12-31
XLR MEDICAL CORP.
filed 2021-04-15
CIK 1138608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52901

XLR MEDICAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0488851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 W Montecito St., Santa Barbara, CA	93101
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 222-6330

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $66,041.

As of April 15, 2021, there were 12,508,011 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

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

On January 16, 2019, the Company held a stockholder’s meeting at which Mr. Glass was elected as the sole director of the Company.

On November 30, 2020, Mr. Bryan Glass, our President and a sole director of the Company, resigned from both positions as part of his departure from the Company. Mr. Glass served as the President, Secretary and Treasurer and a member of our Board since November 30, 2018. This resignation is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies, or practices.

On November 30, 2020, the board of directors appointed Mr. Michael Hill, as the sole director of the Company, and as interim Chief Executive Officer and Chief Financial Officer of the Company. The board of directors has agreed to compensate Mr. Hill at a rate of $25,000 per month during his interim service to the Company.

Current Operations and Strategy

The Company currently does not engage in any business operations or generate revenue from any sources. Management has determined to direct its efforts and limited resources to pursue a potential new business opportunity by way of a merger or acquisition, or an acquisition of assets, or other form of business combination which we refer to collectively throughout this Annual Report as a business transaction. See Note 8 Subsequent Events in the Financial Statements below.

We will not engage in any substantive commercial business until we conclude a business transaction, if ever. We may never realize any revenues or generate any income from our operations.

Ramifications of Our Blank Check Company and Shell Company Status

At present, we have no revenue, no assets and no specific business plan or purpose. Our business plan is to seek new business opportunities by entering into a business transaction. Based upon these conditions, under the Exchange Act, we are deemed to be a “blank check” company and a “shell company.” Our status as a blank check company and a shell company will impact our company and shareholders in many ways, some of which are described below.

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

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and
•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

Benefits and Detriments of a Business Transaction for a Private Company

There are certain perceived benefits to being a public company, the securities of which are authorized to trade in a public market. The perceived benefits to being a public trading company are commonly thought to include the following:

•	increased visibility in the financial community;
•	increased valuation;
•	greater ease in raising capital;
•	compensation of key employees through stock options for which there may be a market valuation; and
•	enhanced corporate image.

 There are also certain perceived disadvantages to being a public company. These are commonly thought to include the following:

•	requirement for audited financial statements which may be at significant cost to the company;
•	required publication of corporate information and biographical information of management which the company may perceive as private or competitive information; and
•	required filings of periodic and episodic reports with the SEC which can be time consuming.

Private companies that may have interest in a combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to locate an underwriter of its securities or is unable to locate an underwriter of securities on terms acceptable to it;
•	a company that desires to become public with potentially less dilution of its securities than may occur upon an underwritten offering;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish to gain initial entry into the United States’ securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; and
•	a company seeking one or more of the other perceived benefits of becoming a public company.

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

On February 10, 2021, the company entered into a non-binding letter of intent with CBD Brand Partners, LLC. The letter of intent calls for the Company to acquire certain assets and liabilities of CBD Brand Partners related to its manufacturing operations. Pursuant to the letter of intent, the Company was required to amend and restate its articles of incorporation and create three (3) series of preferred stock. The preferred stock will be utilized to complete the transaction. See Note 8 Subsequent Events in the Financial Statements below.

Search for a target.

While we have entered into a non-binding letter of intent, we are conducting due diligence on the potential transaction and if we are unable to complete the transaction, we will continue in the process of identifying and evaluating potential business opportunities. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a business transaction, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business. The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target. In evaluating a prospective business opportunity, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment within the industry; and
•	the costs associated with affecting the business transaction with a particular business opportunity.

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

It is unknown whether our management at the time of a business transaction will continue in any material capacity with the Company after the consummation of a business transaction, other than as a stockholder.

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

Upon the consummation of a business combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the business transaction, the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination. Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Website, the address for which is www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at Room 1518, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Lack of diversification.

We expect that we will be able to consummate a business transaction with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to the persons with which we enter into business transactions in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one business transaction unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible diversification of risks or offsetting of losses that business transactions with multiple operating entities would offer. By consummating a business transaction with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction.

Competition

We expect that in the course of identifying, evaluating and selecting a target for a business transaction, we may encounter intense competition from other entities having a business objective similar to ours. These include:

•	blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours;
•	venture capital firms and leveraged buyout firms; and
•	operating businesses looking to expand their operations through acquisitions.

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

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs, which may hinder our ability to enter into a business transaction. These circumstances represent a potential conflict of interest between our officer / director and the Company, as described below in Item 10. Directors and Executive Officers under the heading “Conflicts of Interest.” The amount of time our officer will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business transaction and the stage of the business transaction process the Company is in. Accordingly, if and when management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunities and will devote additional time and effort negotiating and processing the business transaction as developments warrant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 201 W Montecito St, Santa Barbara, California, where our Chief Executive Officer maintains a business office. We use this office space free of charge.

The Company leases a 51,000 square foot facility from a third party in Daytona Beach, Florida. The lease is a sublease and calls for monthly base rent of $28,177.50 from May 2020 through April 2021, monthly base rent of 28,741.05 from May 2021 to April 2022, and monthly base rent of $29,315 from May 2022 to April 2023. The Company has an option to extend the lease for a period of 4 years on similar terms.

The Company leases an 8,000 square foot facility on 10 acres on a month-to-month basis at a rate of $10,000. This lease is with a related party and the Company believes that the lease rate is below market value.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink Sheets Open Market, under the trading symbol “XLRM”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The Pink Sheets Open Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, Pink Sheets Open Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheets Open Market is for all types of companies that are there by reasons of default, distress or design, which are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the Pink Open Market.

Holders

As of March 31, 2021, we had approximately 157 shareholders holding 12,508,011 shares of common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since April 2016, the Company has been engaged in the identification of suitable opportunities for a business transaction. As per Note 8 below, the Company has entered into a non-binding letter of intent with CBD Brand Partners. Pursuant to the letter of intent, the Company filed a proxy statement to allow it to take the steps required to complete the transaction contemplated. Specifically, the Company amended and restated its articles of incorporation and created three (3) series of preferred stock. We will not engage in any substantive commercial business activities unless and until we consummate a business transaction, which may never occur.

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

Results of Operations

Results of Operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019

During the fiscal years ended December 31, 2020 and 2019, Our net revenue for the year ended December 31, 2020, was $1,316,304, compared to $0 for the same period in 2019

 Our cost of goods sold for the year ended December 31, 2020, was $914,759, compared to $0 for the same period in 2019.

 Our general and administrative expense for the year ended December 31, 2020, was $110,520, compared to $56,177 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the acquisition of BH Private Label, Inc.

 Our salaries expense for the year ended December 31, 2020, was $258,913, compared to $0 for the same period in 2019. This increase was mainly due to the acquisition of BH Private Label, Inc.

 Our rent expense for the year ended December 31, 2020, was $146,013, compared to $10,000 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the acquisition of BH Private Label, Inc.

 Our Utilities expense for the year ended December 31, 2020, was $29,956, compared to $0 for the same period in 2019. This increase was mainly due to the acquisition of BH Private Label, Inc.

 Our professional fees expense for the year ended December 31, 2020, was $18,728, compared to $16,284 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the reverse merger with XLR Medical Corp.

 Our consulting expense for the year ended December 31, 2020, was $667,976 compared to $383,973 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the acquisition of BH Private Label, Inc.

 Our depreciation expense for the year ended December 31, 2020, was $232,271, compared to $0 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the acquisition of BH Private Label, Inc.

 Our financing fees expense for the year ended December 31, 2020, was $36,860, compared to $23,800 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the reverse merger with XLR Medical Corp.

Our Interest expense for the year ended December 31, 2020, was $70,974, compared to $0 for the same period in 2019. This increase was mainly due to the startup of CBD Brand Partners, LLC and the acquisition of BH Private Label, Inc.

Our net loss for the year ended December 31, 2020, was $1,170,666 compared to $490,234 for the same period in 2019. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of December 31, 2020 the Company current assets of $450,711 and total assets of $3,193,657. As of December 31, 2019 the Company current assets of $1,045 and total assets of $1,045.

As of December 31, 2020 the Company current liabilities of $3,483,329 and total Liabilities of $4,457,673 As of December 31, 2019 the Company current liabilities of $433,116 and total liabilities of $473,916

The Company has funded its operations from contributions made by management. The Company has no present sources of capital or liquidity.

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

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;
•	filing periodic reports under the Exchange Act including filing accounting and legal fees;
•	investigating and analyzing targets and possibly consummating a business transaction.

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

The following table summarizes our cash flows for the fiscal years ended December 31, 2020 and December 31, 2019:

	2020	2019
Net cash provided (used) from operating activities	$821,026	$(57,119)
Net cash used in investing activities	$(2,702,687)	$-
Net cash provided by financing activities	$1,952,821	$58,164
Net Increase (Decrease) In Cash	$71,160	$1,045

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of XLR Medical Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XLR Medical Corp as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 15, 2021

XLR Medical Corp
Consolidated Balance Sheet

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash	$72,205	$1,045
Accounts receivable - net	36,274	-
Inventory	195,681	-
WIP	96,551	-
Investment in life on earth Series B	50,000	-
Total Current Assets	450,711	1,045

Property and Equipment - Net	2,070,416	-
Loan receivable	50,000
Right of use asset	258,019	-
Goodwill	300,000	-
Other assets	64,511	-
Total Assets	$3,193,657	$1,045

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable - trade	$1,747,852	$433,116
Accrued expenses	73,501	-
Accrued expenses related party	14,235	-
Unearned revenue	149,966
Customer JV account liabilities	600,000	-
Lease liability current	114,675	-
Notes payable	150,000	-
Notes payable PPP	310,000	-
Notes payable - related party	120,800	-
Notes payable - convertibles	202,300	-
Total Current Liabilities	3,483,329	433,116
Long-Term Debt:
Lease liability	143,344	-
Notes payable	831,000	40,800
Total Liabilities	4,457,673	473,916

Stockholders' (Deficit)
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,508,011 shares issued and outstanding at December 31, 2020 and 2019 respectively	125	125
Additional paid-in capital	3,059,920	2,680,399
Accumulated deficit	(4,324,061)	(3,153,395)
Total Stockholders' (Deficit)	(1,264,016)	(472,871)
Total Liabilities and Stockholders' Deficit	$3,193,657	$1,045

The accompanying notes are an integral part of these financial statements.

XLR Medical Corp
Consolidated Statement of Operations
for the years ended
December 31,

	2020	2019

Sales	$1,316,304	$-
Cost of Goods Sold	914,759	-
Gross Profit	401,545	-

General and Administrative expense	110,520	56,177
Salaries	258,913	-
Rent	146,013	10,000
Utilities	29,956	-
Professional fees	18,728	16,284
Consulting	667,976	383,973
Depreciation	232,271
Total Expenses	1,464,377	466,434
Net Profit From Operations	(1,062,832)	(466,434)

Other Income / (Expenses)
Gain on Debt settlement	-	-
Financing Fees	(36,860)	(23,800)
Interest Expense	(70,974)	-
Net Profit / (Loss) Before Income Taxes	(1,170,666)	(490,234)
Income Tax Expense	-	-
Net Profit / (Loss)	$(1,170,666)	$(490,234)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	12,508,011	12,508,011

The accompanying notes are an integral part of these financial statements.

XLR Medical Corp
Consolidated Statement of Stockholders Equity
December 31, 2020

	Common Stock .00001 Par				Stockholders'
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Deficit Totals
December 31, 2018	12,508,011	$125	$2,663,035	$(2,663,160)	$-

Capital Contributions	-	-	16,864	-	16,864
CBD Capital contribution			500		500

Net Loss				(490,235)	(490,235)
December 31, 2019	12,508,011	125	2,680,399	(3,153,395)	(472,871)

Capital Contributions	-	-	11,225	-	11,225
CBD Equity			368,296		368,296
					-
Net Loss				(1,170,666)	(1,170,666)
December 31, 2020	12,508,011	$125	$3,059,920	$(4,324,061)	$(1,264,016)

The accompanying notes are an integral part of these financial statements.

XLR Medical Corp
Consolidated Statement of Cash flows
for the year ended
December 31,

	2020	2019
Cash provided (used) from operating activities
Net Income (Loss)	$(1,170,666)	$(490,234)
Depreciation	232,271	-
Change in Accounts Receivable	(36,274)	-
Change in inventory	(292,232)	-
Change in other assets	(64,511)	-
Change in JV liabilities	600,000	-
Change in Accounts Payable and Accrued Expenses	1,388,237	433,115
Change in Accrued Expenses - related party	14,235	-
Change in Unearned Revenue	149,966	-
Net cash provided (used) from operating activities	821,026	(57,119)

Cash used in investing activities
Purchase of Equipment	(2,302,687)	-
Investment in series B	(50,000)	-
Shareholder loan	(50,000)	-
Investment in XLR	(300,000)	-
Net cash used in investing activities	(2,702,687)	-

Cash provided by financing activities
Proceeds from Notes Payable	1,452,500	40,800
Contributed Capital	379,521	17,364
Proceeds from Notes Payable related parties	120,800	-
Net cash provided by financing activities	1,952,821	58,164
Net Increase (Decrease) In Cash	71,160	1,045

Cash At Beginning of Period	1,045	-

Cash At End of Period	$72,205	$1,045

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

XLR Medical Corp
Notes to the Consolidated financial statements
December 31, 2020

NOTE 1 - BUSINESS ACTIVITY

XLR Medical Corp. (the "Company”) was organized under the laws of the State of Nevada on February 2, 2001 under the name Relay Mines Limited—subsequently the name of the Company was changed to XLR Medical Corp. After the October 31, 2007 10Q filing, the management of the Company abandoned the Company and it became a dormant company until 2018 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is December 31st.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,264,016 and a net loss of $1,170,666 for the year ended December 31, 2020. The company also had an accumulated deficit of $4,324,061 as of December 31, 2020. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results. Significant estimates include the recoverability of long-lived assets, the collection of accounts receivable and valuation of inventory and reserves.

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank, at times we may exceed the FDIC limits. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2020, and December 31, 2019, we had a reserve for potentially un-collectable accounts of $0 and $0 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2020, and 2019, we had a reserve for potentially obsolete inventory of $0.

Property and Equipment

Property and equipment are recorded at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

Furniture and fixtures	3 to 7 years
Equipment	7 to 10 years
Leasehold Improvements	7 years

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).

Performance Obligations Satisfied Over Time

FASB ASC 606-10-25-27 through 25-29, 25-36 through 25-37, 55-5 through 55-10

An entity transfers control of a good or service over time and satisfies a performance obligation and recognizes revenue over time if one of the following criteria is met:

a. The customer receives and consumes the benefits provided by the entity’s performance as the entity performs (as described in FASB ASC 606-10-55-5 through 55-6).

b. The entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced (as described in FASB ASC 606-10-55-7).

c. The entity’s performance does not create an asset with an alternative use to the entity (see FASB ASC 606-10-25-28), and the entity has an enforceable right to payment for performance completed to date (as described in FASB ASC 606-10-25-29).

Performance Obligations Satisfied at a Point in Time

FASB ASC 606-10-25-30

If a performance obligation is not satisfied over time, the performance obligation is satisfied at a point in time. To determine the point in time at which a customer obtains control of a promised asset and the entity satisfies a performance obligation, the entity should consider the guidance on control in FASB ASC 606-10-25-23 through 25-26. In addition, it should consider indicators of the transfer of control, which include, but are not limited to, the following:

a. The entity has a present right to payment for the asset

b. The customer has legal title to the asset

c. The entity has transferred physical possession of the asset

d. The customer has the significant risks and rewards of ownership of the asset

e. The customer has accepted the asset

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition a) the company also does not have an alternative use for the asset if the customer were to cancel the contract, and b.) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met)

Also from time to time we require deposits from our customers. As of December 31, 2020, and 2019 we had $149,966 and $0 of deferred revenue.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash, prepaid expenses, inventory, accounts payable, convertible notes payable, and advances from related parties. The estimated fair value of cash, prepaid expenses, investments, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

The carrying amounts of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

We have no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At December 31, 2020, we had outstanding common shares of 12,508,011 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the years ended December 31, 2020 and 2019 were 12,508,011. As of December 31, 2020, we had convertible notes to potentially convert into approximately 1,011,500 of additional common shares and 390,000 common stock warrants convertible into an additional 390,000 common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development R&D expense during the three and nine months ended December 31, 2020 and 2019.

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black-Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility. For the “risk-free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. It is also adjusted to account for the restricted and thinly traded nature of the shares. The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the years ended December 31, 2020 and 2019, the company had no share-based expense.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the months ended September 30, 2020 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of December 31, 2020, we had a net operating loss carry-forward of approximately $(4,324,061) and a deferred tax asset of $908,053 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(908,053). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2020	December 31, 2019
Deferred Tax Asset	$908,053	$662,213
Valuation Allowance	(908,053)	(662,213)
Deferred Tax Asset (Net)	$-	$-

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, total liabilities or stockholders’ equity as previously reported.

Recently Issued Accounting Standards

The Company is reviewing the effects of following recent updates. The Company has no expectation that any of these items will have a material effect upon the financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses [codified as Accounting Standards Codification Topic (ASC) 326]. ASC 326 adds to US generally accepted accounting principles (US GAAP) the current expected credit loss (CECL) model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. This will become effective in January 2023 and the impact on the company is under evaluation.

Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This was issued in August of 2020 and will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are in the process of evaluating the impact to the company.

NOTE 4 -WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

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

NOTE 5 - EQUITY

The Company is authorized to issue 950,000,000 Common Shares at $.00001 par value per share.

On November 30, 2018, the Company’s board of directors and custodian appointed, Bryan Glass as the Company’s President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

Total issued and outstanding shares as of December 31, 2020 is 12,508,011.

NOTE 6 - MATERIAL EVENTS

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

On January 16, 2019, the Company held a stockholder’s meeting at which Mr. Glass was elected as the sole director of the Company.

On November 30, 2020, Mr. Bryan Glass, our President and a sole director of the Company, resigned from both positions as part of his departure from the Company. Mr. Glass served as the President, Secretary and Treasurer and a member of our Board since November 30, 2018. This resignation is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies, or practices.

On November 30, 2020, the board of directors appointed Mr. Michael Hill, as the sole director of the Company, and as interim Chief Executive Officer and Chief Financial Officer of the Company. The board of directors has agreed to compensate Mr. Hill at a rate of $25,000 per month during his interim service to the Company.

NOTE 7 - NOTES PAYABLE

On February 19, 2019 the company entered into a promissory note with a related party in the amount of $17,000, with an interest due at the rates of 8% per annum and a due date of February 19, 2020.

On March 31, 2019 the company entered into a promissory note with a related party in the amount of $9,300, with an interest due at the rates of 8% per annum and a due date of March 31, 2020.

On March 31, 2019 the company entered into a promissory note with a related party in the amount of $14,500, with an interest due at the rates of 8% per annum and a due date of March 30, 2020.

On February 29, 2020 the company entered into a promissory note in the amount of $531,000, with an interest due at the rates of 9.9% per annum and a due date of January 1, 2021.

On February 29, 2020 the company entered into a promissory note with a related party in the amount of $60,000, with an interest due at the rates of 8% per annum and a due date of February 29, 2021.

On May 5, 2020 the company entered into a promissory note under the payroll protection program in the amount of $310,000, with an interest due at the rates of 1% per annum and a due date of August 15, 2022.

 On July 8, 2020 the company entered into an SBA promissory note in the amount of $150,000, with an interest due at the rates of 3.75% per annum and a due date of August 15, 2022.

On June 4, 2020 the company entered into a promissory note with a in the amount of $20,000, with an interest due at the rates of 8% per annum and a due date of September 5, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance due as of December 31, 2020 was $0.

On June 5, 2020 the company entered into a promissory note with a in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of March 31, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance due as of December 31, 2020 was $0.

On June 8, 2020 the company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020.

On June 11, 2020 the company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020.

 On July 27, 2020 the company entered into a promissory note in the amount of $300,000, with an interest due at the rates of 9% per annum and a due date of August 15, 2022.

On November 30, 2020 the company entered into a secured convertible promissory note for $202,300, with an interest rate of 6% per annum. The note is convertible at $.20 per share.

To date, the prior majority shareholder, Bryan Glass contributed $26,864 for expenses and fees to reinstate the Company. This money was booked as a capital contribution.

NOTE 8 - SUBSEQUENT EVENTS

On February 11, 2021, the Company entered into a non-binding Letter of (the “LOI”) with CBD Brand Partners, LLC., a Wyoming limited liability company (“CBDBP”). Under the terms of the LOI, the Company agreed to acquire CBDBP as its wholly owned subsidiary by merging CBDBP with and into a subsidiary, such that the Company would acquire all of the outstanding equity of CBDBP and the holders of the shares of CBDBP immediately prior to the Merger would receive 10,000 shares of Series A Preferred Stock, 800 shares of Series B Preferred Stock and 3,000,000 shares of Series C Preferred Stock.

On April 12, 2021, XLR Medical Corp (the “Company”), acquired CBD Brand Partners, LLC (“CBDBP”), a wholly owned subsidiary of Mammoth Crest Capital, LLC. XLR issued 10,000 shares of its Series A Preferred Stock and 800 shares of its Series B Preferred Stock as the purchase price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We have identified the following material weakness as of December 31, 2020:

•	Segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized, and

•	Lack of an independent board to oversee management decisions and use of funds.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table lists our officers and directors as of the date of this Annual Report:

Name	Age	Title
Michael Hill	44	President, Chief Financial Officer, Secretary and Director

The Company has no employees other than Mr. Hill.

Background Information about our Officers and Directors

Michael Hill was appointed as the Chief Executive Officer and Director of the Company on November 30, 2020. Michael Hill is the Chief Executive Officer, Chief Financial Officer, and Director of XLR Medical Corp. Mr. Hill is a seasoned executive and corporate advisor with over 15 years in both the private and public sectors. He co-founded and is the Managing Director of CBD Brand Partners, a brand accelerator that is vertically integrated within the hemp and CBD industry. In 2019, Mr. Hill co-founded Law For All and serves as the Chief Executive Officer, a legal technology platform and service provider. During 2015 to 2019 he served as the Chief Executive Officer of Total Sports Media, an online sports and entertainment media company. Over his tenure he has led and completed multiple mergers and acquisitions of a variety of companies, more specifically advertising, streaming media, data management, mobile and ad-tech driven companies. He has a deep understanding of and experience in both pre-transaction and post-transaction operational planning and integration. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist. We believe that Mr. Hill is qualified to serve as a Director of the Company because of his extensive involvement with public companies during the course of his career.

 The term of office of our director expires at the Company’s annual meeting of stockholders or until his successor is duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

On November 30, 2020, Mr. Bryan Glass, our President and a sole director of the Company, resigned from both positions as part of his departure from the Company. Mr. Glass served as the President, Secretary and Treasurer and a member of our Board since November 30, 2018. This resignation is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies, or practices.

On November 30, 2020, the board of directors appointed Mr. Michael Hill, as the sole director of the Company, and as interim Chief Executive Officer and Chief Financial Officer of the Company. The board of directors has agreed to compensate Mr. Hill at a rate of $25,000 per month during his interim service to the Company.

The Company has no employees. other than Mr. Hill.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our management and his other business activities. Potential investors should be aware of the following potential conflicts of interest:

•	Our sole officer and director is not required to nor will he commit his full time to our affairs and accordingly he may have conflicts of interest in allocating management time among various business activities.
•	In the course of his other business activities our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as for the other companies with which he is affiliated which would result in a conflict of interest in determining to which company a particular business opportunity should be presented.
•	Our officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, either before or in connection, with a business transaction.

In general, officers and directors of a corporation incorporated under the laws of the state of Nevada, our jurisdiction of organization, are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We have not established any policies for the resolution of conflicts of interest between these entities as to which entity would have priority with respect to participating in a business transaction and we do not expect to implement any such policies.

We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor and we and our stockholders could be adversely affected under such circumstances. In such an event, our management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions as well as the preferences of the management of a target company. However, management will act in what he believes are in the best interests of stockholders of the Company.

Committees of the Board of Directors

Though we are not required to have any committees of the board, prior management adopted charters for each of an audit committee, a nominating committee and a compensation committee. A copy of each committee charter previously has been filed by the Company with the SEC. Each such committee would be comprised solely of independent directors, of which have none. As of the date of this Annual Report, we have not seated any such committee and do not expect to do so. Any future determination to appoint members to and seat such committees will be at the discretion of management of an operating business with which we consummate a business transaction, if ever.

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

As with most small, early-stage companies until such time as our Company further develops our business, achieves a stronger revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board.

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

Employment Agreements

There are no current employment agreements between the Company and our executive officer. The Company has agreed to compensate its interim-Chief Executive Officer at a rate of $25,000 per month. To date the Company has not paid any amounts under this arrangement.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2020.

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

No compensation was paid to our director for his service as a director during the year ended December 31, 2020.

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

The applicable percentage of ownership is based on 12,508,011 shares of common stock outstanding as of the date of this report. The business address of each person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned
CBD Brand Partners, LLC. (1)(2)	11,750,000	95.94%
Bryan Glass	250,000
All officers and directors as a group (1 person)	12,000,000	95.94%

(1)	The address for CBD Brand Partners, LLC. is 201 W. Montecito Street, Santa Barbara, CA 93101. Includes 11,750,000 shares of common stock.

(2)	Michael Hill is a beneficial owner of CBD Brand Partners, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On February 19, 2019 the company entered into a promissory note with a related party in the amount of $17,000, with an interest due at the rates of 8% per annum and a due date of February 19, 2020.

On March 31, 2019 the company entered into a promissory note with a related party in the amount of $9,300, with an interest due at the rates of 8% per annum and a due date of March 31, 2020.

On March 31, 2019 the company entered into a promissory note with a related party in the amount of $14,500, with an interest due at the rates of 8% per annum and a due date of March 30, 2020.

On February 29, 2020 the company entered into a promissory note with a related party in the amount of $60,000, with an interest due at the rates of 8% per annum and a due date of February 29, 2021.

On June 8, 2020 the company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020.

On June 11, 2020 the company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020.

To date, the prior majority shareholder, Bryan Glass contributed $26,864 for expenses and fees to reinstate the Company. This money was booked as a capital contribution.

The Company leases an 8,000 square foot facility on 10 acres on a month-to-month basis at a rate of $10,000. This lease is with a related party and the Company believes that the lease rate is below market value.

The Company’s headquarters are provided to the Company free of charge from a related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2020 and 2019 provided by BF Borgers CPA PC.

	2020	2019

Audit Fees	$15,000	$6,000

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total	$15,000	$6,000

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

XLR MEDICAL CORP.

April 15, 2021	By:	/s/ Michael Hill
Michael Hill
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Hill	President, Chief Executive Officer, principal executive officer and principal financial and accounting officer
Michael Hill		April 15, 2021

