Form 10-Q
period 2021-03-31
BLOOMIOS, INC.
filed 2021-05-17
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

BLOOMIOS, INC.

Nevada	88-0488851
(State of Incorporation)	(I.R.S. Employer Identification Number)

201 W Montecito St, Santa Barbara, CA 93101

Address of registrant’s principal executive offices

(805) 222-6330

Issuer’s telephone number

 XLR MEDICAL CORP.

20 West Park Avenue, Suite 207, Long Beach, NY 11561

Former Fiscal Year End January 31

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

At May 14, 2021, there were 12,662,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloomios, Inc.
Consolidated Balance Sheet

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash	$890,106	$72,205
Accounts receivable - net	103,685	36,274
Inventory	204,834	195,681
WIP	74,256	96,551
Investment in life on earth Series B	-	50,000
Total Current Assets	1,272,881	450,711

Property and Equipment - Net	2,017,838	2,070,416
Loan receivable	50,000	50,000
Right of use asset	250,421	258,019
Goodwill	300,000	300,000
Other assets	68,447	64,511
Total Assets	$3,959,587	$3,193,657

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable - trade	$1,949,235	$1,747,852
Accrued expenses	84,990	73,501
Accrued expenses related party	17,859	14,235
Unearned revenue	139,014	149,966
Customer JV account liabilities	600,000	600,000
Lease liability current	111,028	114,675
Notes payable	836,331	771,000
Notes payable - related party	100,800	120,800
Notes payable	165,000
Notes payable - convertibles	980,078	202,300
Total Current Liabilities	4,984,335	3,794,329
Long-Term Debt:
Lease liability	139,393	143,344
Notes payable	310,000	520,000
Total Liabilities	5,433,728	4,457,673

Stockholders' (Deficit)
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,624,678 and 12,508,011 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	137	125
Additional paid-in capital	4,418,258	3,059,920
Accumulated deficit	(5,892,536)	(4,324,061)
Total Stockholders' (Deficit)	(1,474,141)	(1,264,016)
Total Liabilities and Stockholders' Deficit	$3,959,587	$3,193,657

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the three months ended
March 31,

	2021	2020

Sales	$2,162,032	$-
Cost of Goods Sold	1,126,244	-
Gross Profit	1,035,788	-

General and Administrative expense	210,166	716
Salaries	368,660	-
Rent	129,735	-
Utilities	33,453	-
Professional fees	26,120	-
Consulting	217,352	105,000
Depreciation	96,106
Total Expenses	1,081,592	105,716
Net Profit From Operations	(45,804)	(105,716)

Other Income / (Expenses)
Gain on Debt settlement	-	-
Financing Fees	(1,492,127)	-
Interest Expense	(30,544)	-
Net Profit / (Loss) Before Income Taxes	(1,568,475)	(105,716)
Income Tax Expense	-	-
Net Profit / (Loss)	$(1,568,475)	$(105,716)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.13)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	12,515,789	12,508,011

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Stockholders Equity
March 31, 2021

	Common Stock .00001 Par		Additional Paid in	Accumulated	Stock holders' Deficit
Description	Shares	Amount	Capital	Deficit	Totals
December 31, 2019	12,508,011	$125	$2,680,399	$(3,153,395)	$(472,871)

Capital Contributions	-	-	11,225	-	11,225
CBD Equity			368,296		368,296
					-
Net Loss				(1,170,666)	(1,170,666)
December 31, 2020	12,508,011	$125	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	388,489	-	388,501
Warrants issued			969,849		969,849
					-
Net Loss				(1,568,475)	(1,568,475)
March 31, 2021	12,624,678	$137	$4,418,258	$(5,892,536)	$(1,474,141)

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Cash flows
for the three months ended
March 31,

	2021	2020
Cash provided (used) from operating activities
Net Income (Loss)	$(1,568,475)	$(105,716)
Depreciation	96,106	-
Change in Accounts Receivable	(17,411)	-
Change in inventory	13,142	(76,900)
Shares and warrants issued	1,358,350
Change in other assets	(3,936)	-
Change in JV liabilities	-	900,000
Change in Accounts Payable and Accrued Expenses	212,872	823,569
Change in Accrued Expenses - related party	3,624	-
Change in Unearned Revenue	(10,952)	-
Net cash provided (used) from operating activities	83,320	1,540,953

Cash used in investing activities
Purchase of Equipment	(43,528)	(2,230,821)
Net cash used in investing activities	(43,528)	(2,230,821)

Cash provided by financing activities
Proceeds from Notes Payable	798,109	631,900
Contributed Capital	-	58,296
Proceeds from (payments to) Notes Payable related parties	(20,000)	-
Net cash provided by financing activities	778,109	690,196
Net Increase (Decrease) In Cash	817,901	328

Cash at Beginning of Period	72,205	-

Cash at End of Period	$890,106	$328

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Consolidated financial statements

March 31, 2021

NOTE 1 - BUSINESS ACTIVITY

Bloomios Inc fka XLR Medical Corp. (the "Company”) was organized under the laws of the State of Nevada on February 2, 2001 under the name Relay Mines Limited—subsequently the name of the Company was changed to XLR Medical Corp. After the October 31, 2007 10Q filing, the management of the Company abandoned the company and it became a dormant company until 2018 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is December 31st. On April 12, 2021 the Company amended its name from XLR Medical Corp to Bloomios Inc., its fiscal year end from January 31 to December 31, authorized the designation of Series A, B and C Preferred Stock, and acquired CBD Brand Partners LLC (“CBDBP”).

The Company is an integrated, seed-to-shelf operation which includes the growing, processing, extraction, and manufacture of cannabidiol (“CBD”) products. The Company intends to grow both organically and by way of an acquisition strategy that is currently in development. Currently, the Company is principally a business-to-business operation with plans to sell directly to consumers in the future.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $1,474,141 and a net loss of $1,568,475 for the three months ended March 31, 2021. The Company also had an accumulated deficit of $5,892,536 as of March 31, 2021. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

To address the aforementioned, management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements; and 3) focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts of $26,000 and $0 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2021, and December 31, 2020, we had a reserve for potentially obsolete inventory of $0.

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

a. The entity has a present right to payment for the asset

b. The customer has legal title to the asset

c. The entity has transferred physical possession of the asset

d. The customer has the significant risks and rewards of ownership of the asset

e. The customer has accepted the asset

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition, a) the Company also does not have an alternative use for the asset if the customer were to cancel the contract, and b.) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met)

Also, from time to time we require deposits from our customers. As of March 31, 2021, and December 31, 2020 we had $139,014 and $149,966 of deferred revenue respectively.

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

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At March 31, 2021, we had outstanding common shares of 12,624,678 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended March 31, 2021 and 2020 were 12,515,789 and 12,508,011 respectively. As of March 31, 2021, we had convertible notes to potentially convert into approximately 1,011,500 of additional common shares and 740,305 common stock warrants convertible into an additional 740,305 common shares. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three and nine months ended March 31, 2021 and 2019.

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

As of March 31, 2021, we had a net operating loss carry-forward of approximately $(5,892,536) and a deferred tax asset of $1,237,433 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,237,433). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2021	December 31, 2020
Deferred Tax Asset	$1,237,433	$908,053
Valuation Allowance	(1,237,433)	(908,053)
Deferred Tax Asset (Net)	$-	$-

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

NOTE 4 - WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

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

NOTE 5 - EQUITY

Common Stock

The Company is authorized to issue 950,000,000 shares of Common Stock at $.00001 par value per share.

On November 30, 2018, the Company’s board of directors and custodian appointed, Bryan Glass as the Company’s President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

On March 26, 2021, the Company issued 116,667 in commitment shares for the issuance of a convertible note.

Total issued and outstanding shares as of March 31, 2021 is 12,624,678.

Preferred Stock

At March 31, 2021, the Company did not have any Preferred Stock authorized or issued. Note: See Subsequent Events.

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

On February 10, 2021, the Company entered into a non-binding Letter of (the “LOI”) with CBDBP. Under the terms of the LOI, the Company agreed to acquire CBDBP as its wholly owned subsidiary, such that the Company would acquire all of the outstanding equity of CBDBP and the holders of the shares of CBDBP immediately prior to the Merger would receive 10,000 shares of Series A Preferred Stock, 800 shares of Series B Preferred Stock and 3,000,000 shares of Series C Preferred Stock.

On March 25, 2021, XLR Medical Corp. (the “Company”), entered into a Securities Purchase Agreement (the "Purchase Agreement") with a non-affiliated accredited investor (the "Investor"), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the "Offering"), a Senior Secured Promissory Note (the "Note"), in the aggregate principal amount of up to $1,666,666.67 or so much as has been advanced in one or more tranches. The Note carries an original issue discount of $166,666.67, to cover the Investor's accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the potential aggregate purchase price of the Note is $1,500,000. The initial tranche was paid upon closing in an amount of $700,000, resulting in a current face value of the Note of $777,777.78. As additional consideration for the first tranche funded upon closing, the Company issued to the Investor 116,667 shares of its common stock. Upon future tranches being funded under the Note, the Company shall issue to the Investor an amount of the Company's restricted common stock equal to the purchase price of such future tranche or tranches divided by six. The maturity date of each tranche of the Note is twelve months after the payment of such tranche. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note is secured with all of the assets of the Company, as described in the Security Agreement attached as Exhibit 10.3 to Form 8-K filed on April 2, 2021. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants"). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company's common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full-ratchet anti-dilution protection provisions, and have an exercise price of $1.50 per share for 50% of the Warrants, and $2.00 per share for 50% of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company's common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

As stated in our 8-K filing dated April 12, 2021, on April 12, 2021, Bloomios (the “Company”), acquired CBDBP.

The foregoing summaries of the Purchase Agreement, the Note, the Warrants and the Security Agreement do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 10.1, 10.2, 10.3, and 4.1, respectively, to the Current Report on Form 8-K filed on April 2, 2021, which are incorporated herein by reference.

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

On February 29, 2020 the Company entered into a promissory note with a related party in the amount of $531,000, with an interest due at the rates of 9.9% per annum and a due date of January 1, 2021.

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

On June 4, 2020 the Company entered into a promissory note with a third party in the amount of $20,000, with an interest due at the rates of 8% per annum and a due date of September 5, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance due as of March 31, 2021 was $0.

On June 5, 2020 the Company entered into a promissory note with a third party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of March 31, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance due as of March 31, 2021 was $0.

On June 8, 2020 the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020. The balance due as of March 31, 2021 was $0.

On June 11, 2020 the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020. The balance due as of March 31, 2021 was $0.

On July 27, 2020 the Company entered into a promissory note with a third-party in the amount of $300,000, with an interest due at the rates of 9% per annum and a due date of August 15, 2022.

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $252,875.00 and the Company paid the amount on April 6, 2021. The note has been paid in full.

The prior majority shareholder, Bryan Glass contributed $26,864 for expenses and fees to reinstate the Company. This money was booked as a capital contribution.

On March 25, 2021, the Company entered into a 11% secured convertible promissory note with a third-party with a total commitment of $1,666,667 and the first tranche advanced on that date of $777,778. Pursuant to the agreement, the Company issued the lender 116,667 shares of common stock, 116,667 5-year warrants with an exercise price of $1.50 and 116,667 5-year warrants with an exercise price of $2.00. The note had an original issue discount of $77,778.

NOTE 8 – WARRANTS

On November 30, 2020, we issued 350,000 five-year common stock warrants exercisable at $1.00 per share.

On November 30, 2020, we issued 40,000 five-year common stock warrants exercisable at $.264 per share.

On January 19, 2021, we issued 100,000 five-year common stock warrants exercisable at $1.00 per share.

On March 25, 2021, we issued 116,667 five-year common stock warrants exercisable at $1.50 per share.

On March 25, 2021, we issued 116,667 five-year common stock warrants exercisable at $2.00 per share.

On March 26, 2021, we issued 16,971 five-year common stock warrants exercisable at $3.30 per share.

The following is the outstanding warrant activity:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.63	390,000	$0.63
Additions	350,305	1.61	350,305	1.61
		-
Expired	-	-	-
	-	-	-	-
Outstanding March 31, 2021	740,305	$1.25	740,305	1.250

NOTE 9 - SUBSEQUENT EVENTS

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $252,875.00 and the Company paid the amount on April 6, 2021. The note has been paid in full.

On April 8, 2021, the Company established a wholly owned subsidiary with the Oregon Secretary of State, Bloomios Labs, LLC, an Oregon limited liability company.

On April 12, 2021, XLR Medical Corp (the “Company”), acquired CBDBP. XLR issued 10,000 shares of its Series A Preferred Stock and 800 shares of its Series B Preferred Stock as the purchase price.

On April 16, 2021, we received notification from the U.S. Small Business Administration (“SBA”) that our Paycheck Protection Program Loan Forgiveness Application was approved, and our Paycheck Protection Program loan has been paid in full.

On April 19, 2021, the Company established a wholly owned subsidiary with the Florida Secretary of State, Bloomios Private Label, LLC, a Florida limited liability company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Prior to the acquisition of CBD Brand Partners, the Company was engaged in the identification of suitable opportunities for a business transaction.

On April 12, 2021, the Company completed the acquisition of CBDBP.

The Company is an integrated, seed-to-shelf operation which includes the growing, processing, extraction, and manufacture of cannabidiol (“CBD”) products. The Company believes that it is positioned to become an industry leader. It maintains the highest standards, is GMP certified and tracks its products utilizing a proprietary system to maintain chain of custody and to ensure the safety and efficacy of its products. The Company continues to make improvements in order to build on and maintain its competitive advantage.

On April 19, 2021, the Company filed what is commonly called a Super 8K that provides the information that would be filed via a Form 10 registration. Upon making that filing with the SEC disclosing the cessation of the Company’s status as a shell company. Due to the Company’s former shell status, certain exemptions are not available for different mandated periods of time. The Company is prohibited from using Form S-8 until sixty calendar days after the date it filed it’s Super 8K. Additionally, Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours has been historically classified or any issuer that has been at any time previously a shell company, except if the following conditions are met:

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

The Company has met all of the conditions above with the exception of the final one which will not be met until one year has elapsed.

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

We could be an “emerging growth company” until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large-accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or less than $100 million in annual revenues and no public float or a public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

Results of Operations

Results of Operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

During the three months ended March 31, 2021 and 2020, Our net revenue for the three months ended March 31, 2021, was $2,162,032, compared to $0 for the same period in 2020

Our cost of goods sold for the three months ended March 31, 2021, was $1,126,244, compared to $0 for the same period in 2020.

Our general and administrative expense for the three months ended March 31, 2021, was $1,081,592, compared to $105,716 for the same period in 2020.

This increase in all of the these was mainly due to the acquisition of CBDBP, and associated costs.

Our salary expense for the three months ended March 31, 2021, was $368,660, compared to $0 for the same period in 2020. This increase was mainly due to the acquisition.

Our rent expense for the three months ended March 31, 2021, was $129,735, compared to $0 for the same period in 2020. This increase was mainly due to the acquisition of CBDBP.

Our utilities expense for the three months ended March 31, 2021, was $33,453, compared to $0 for the same period in 2020. This increase was mainly due to the acquisition of CBDBP.

Our professional fees expense for the three months ended March 31, 2021, was $26,120, compared to $0 for the same period in 2020. This increase was mainly due to acquisition and related expenses.

Our consulting expense for the three months ended March 31, 2021, was $217,352 compared to $105,000 for the same period in 2020. This increase was mainly due to acquisition and related expenses.

Our depreciation expense for the three months ended March 31, 2021, was $96,106, compared to $0 for the same period in 2020. This increase was mainly due to the acquisition of CBDBP.

Our financing fees expense for the three months ended March 31, 2021, was $1,492,127, compared to $0 for the same period in 2020. This increase was mainly due to the issuance of commitment shares and common stock warrants.

Our Interest expense for the three months ended March 31, 2021, was $30,544, compared to $0 for the same period in 2020. This increase was mainly due to the acquisition of CBDBP.

Our net loss for the three months ended March 31, 2021, was $1,568,475 compared to $105,716 for the same period in 2020. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of March 31, 2021, the Company current assets of $1,272,881 and total assets of $3,959,587 As of December 31, 2020 the Company current assets of $450,711 and total assets of $3,193,657.

As of March 31, 2021, the Company current liabilities of $4,984,335 and total Liabilities of $5,433,728 As of December 31, 2020, the Company current liabilities of $3,794,329 and total liabilities of $4,457,673

The Company has funded its operations from contributions made by management and outside investors. The Company has a funding agreement with a third-party investor as discussed above; however, the investor’s obligation to provide additional capital is solely at the third-party’s discretion.

At present, the Company has business operations which management believes will allow the Company maintain operations. The Company’s cash requirements to continue to grow the Company may exceed cash flow from operations requiring the Company to seek additional capital sources. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020.

	2021	2020
Net cash provided (used) from operating activities	$83,320	$1,540,953
Net cash used in investing activities	(43,528)	(2,230,821)
Net cash provided by financing activities	778,109	690,196
Net Increase (Decrease) In Cash	$817,901	$328

Going Concern

Our modest revenues, continuing operating losses and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on growing its revenues and minimizing our expenses, its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2021 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2021, we issued 100,000 five-year common stock warrants exercisable at $1.00 per share.

On March 25, 2021, the Company issued an investor 116,667 shares of its common stock as additional consideration pursuant to a Senior Secured Promissory Note. The proceeds of the note were used for repayment of obligations and general working capital.

On March 25, 2021, we issued 116,667 five-year common stock warrants exercisable at $1.50 per share.

On March 25, 2021, we issued 116,667 five-year common stock warrants exercisable at $2.00 per share.

On March 26, 2021, we issued 16,971 five-year common stock warrants exercisable at $3.30 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are incorporated by reference:

(1)	The 8-K Current Reports filed with the Securities and Exchange Commission on April 2, 2021, April 12, 2021 and April 20, 2021; and

(2)	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1)	Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.
(2)	Incorporated by reference from current report on Form 8-K filed on September 17, 2004.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006 filed on December 15, 2006.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on September 12, 2003.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 filed on April 30, 2019.
(6)	Incorporated by reference from the Company s Registration Statement on Form 10/A filed on June 18, 2019.
*	Filed herewith.

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

BLOOMIOS, INC.

Date: May 14, 2021	By:	/s/ Michael Hill
Michael Hill President, Chief Executive Officer and Chief Financial Officer

