Form 10-Q
period 2021-06-30
BLOOMIOS, INC.
filed 2021-08-19
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-206764

BLOOMIOS INC.

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

At August 16, 2021, there were 12,662,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Bloomios, Inc.
Consolidated Balance Sheet

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash	$604,682	$72,205
Accounts receivable - net	95,870	36,274
Inventory	308,783	195,681
WIP	49,606	96,551
Investment in LOE Series B	-	50,000
Total Current Assets	1,058,941	450,711

Property and Equipment - Net	2,179,836	2,070,416
Loan receivable	50,000	50,000
Right of use asset	241,093	258,019
Goodwill	300,000	300,000
Other assets	67,621	64,511
Total Assets	$3,897,491	$3,193,657

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable - trade	$1,994,188	$1,747,852
Accrued expenses	99,946	73,501
Accrued expenses related party	18,278	14,235
Unearned revenue	135,551	149,966
Customer JV account liabilities	300,000	600,000
Lease liability current	114,675	114,675
Notes payable	831,000	150,000
Notes payable PPP	-	310,000
Notes payable - related party	91,500	120,800
Notes payable - convertibles	777,778	202,300
Total Current Liabilities	4,362,916	3,483,329
Long-Term Debt:
Lease liability	126,418	143,344
Notes payable	150,000	831,000
Total Liabilities	4,639,334	4,457,673

Stockholders’ (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020) respectively	0	-
Preferred series B stock ($0.00001 par value; 800 shares authorized; 800 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020) respectively	0	-
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 310,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020) respectively	3	-
Common stock ($0.00001 par value; 945,000,000 shares authorized; 12,624,678 and 12,508,011 shares issued and outstanding at June 30, 2021 and December 31, 2020) respectively	137	125
Additional paid-in capital	4,718,255	3,059,920
Accumulated deficit	(5,460,238)	(4,324,061)
Total Stockholders’ (Deficit)	(741,843)	(1,264,016)
Total Liabilities and Stockholders’ Deficit	$3,897,491	$3,193,657

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the three and six months ended June 30,

	three months ended June 30,		six months ended June 30,
	2021	2020	2021	2020

Sales	$2,456,013	$73,615	$4,618,045	$73,615
Cost of Goods Sold	1,267,366	61,337	2,393,610	61,337
Gross Profit	1,188,647	12,278	2,224,435	12,278

General and Administrative Expense	226,072	1,764	436,238	2,480
Salaries	354,494	-	723,154	-
Rent	99,735	20,000	229,470	20,000
Utilities	28,243	-	61,696	-
Professional Fees	21,931	-	48,051	-
Consulting	153,630	173,500	370,982	278,500
Depreciation	91,604		187,710
Total Expenses	975,709	195,264	2,057,301	300,980
Net Profit from Operations	212,938	(182,986)	167,134	(288,702)

Other Income / (Expenses)
Gain on Debt settlement	312,583	-	312,583	-
Financing Fees	(50,574)	-	(1,542,701)	-
Interest Expense	(42,649)	-	(73,193)	-
Net Profit / (Loss) Before Income Taxes	432,298	(182,986)	(1,136,177)	(288,702)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$432,298	$(182,986)	$(1,136,177)	$(288,702)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC	$0.03	$(0.01)	$(0.09)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	12,642,678	12,508,011	12,570,534	12,508,011

NET PROFIT / (LOSS) PER COMMON SHARE - DILUTED	$0.02	$(0.01)	$(0.09)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	24,824,912	12,508,011	12,570,534	12,508,011

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Stockholders Equity
June 30, 2021

	Common Stock .00001 Par		Preferred Stock .00001 Par		Additional Paid in	Accumulated	Stock holders’
Description	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit Totals
December 31, 2017	508,011	$5			$2,653,155	$(2,653,160)	$-

Contributed Capital	-	-			10,000	-	10,000
Issuance of Common Stock	12,000,000	120			(120)	-	-
Net Loss	-	-			-	(10,000)	(10,000)
December 31, 2018	12,508,011	$125			$2,663,035	$(2,663,160)	$-

Capital Contributions	-	-			16,864	-	16,864
CBD Capital contribution					500		500

Net Loss						(490,235)	(490,235)
December 31, 2019	12,508,011	$125			$2,680,399	$(3,153,395)	$(472,871)

Capital Contributions	-	-			11,225	-	11,225
CBD Equity					368,296		368,296
							-
Net Loss						(1,170,666)	(1,170,666)
December 31, 2020	12,508,011	$125			$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-	388,489	-	388,501
Warrants issued			-	-	969,849	-	969,849
							-
Net Loss						(1,568,475)	(1,568,475)
March 31, 2021	12,624,678	$137			$4,418,258	$(5,892,536)	$(1,474,141)

Preferred shares issued			10,800	0	(0)		-
Preferred shares issued for debt conversion			310,000	3	299,997	-	300,000
Shares issued for warrant conversion	37,456	0			(0)		-
							-
Net Loss						432,298	432,298
June 30, 2021	12,662,134	$137	$320,800	$3	$4,718,255	$(5,460,238)	$(741,843)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Cashflows
for the six months ended
June 30,

	2021	2020
Cash provided (used) from Operating Activities
Net Income (Loss)	$(1,136,177)	$(288,702)
Depreciation	187,710	-
Gain on Debt Settlement	(312,583)
Change in Accounts Receivable	(59,596)	-
Change in Inventory	(113,102)	(76,900)
Shares and Warrants Issued	1,457,878
Change in other assets	(3,110)	-
Change in JV liabilities	-	900,000
Change in Accounts Payable and Accrued Expenses	272,781	603,804
Change in Accrued Expenses - related party	4,043	-
Change in Unearned Revenue	(14,415)	-
Net cash provided (used) from Operating Activities	283,429	1,138,202

Cash used in Investing Activities
Purchase of Equipment	(297,130)	(2,107,450)
Net cash used in Investing Activities	(297,130)	(2,107,450)

Cash provided by Financing Activities
Proceeds from Notes Payable	777,778	641,100
Payment on Notes Payable	(202,300)
Contributed Capital	-	358,296
Proceeds from (payments to) Notes Payable related parties	(29,300)	-
Net cash provided by Financing Activities	546,178	999,396
Net Increase (Decrease) In Cash	532,477	30,148

Cash At Beginning of Period	72,205	1,041

Cash At End of Period	$604,682	$31,189

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Consolidated financial statements
June 30, 2021

NOTE 1 - BUSINESS ACTIVITY

Bloomios, Inc. fka XLR Medical Corp. (the “Company”) was organized under the laws of the State of Nevada on February 2, 2001, under the name Relay Mines Limited—subsequently the name of the Company was changed to XLR Medical Corp. After the October 31, 2007, 10Q filing, the management of the Company abandoned the Company and it became a dormant company until 2018 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is December 31st. On April 12, 2021, the Company amended its name from XLR Medical Corp to Bloomios, Inc., its fiscal year end from January 31 to December 31, authorized the designation of Series A, B and C Preferred Stock, and acquired CBD Brand Partners LLC (“CBDBP”).

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale and retail distribution channels in the U.S. through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL is an innovative leader in quality manufacturing, processing, sourcing and distributing of cannabidiol products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer one of the largest collections of customizable hemp-derived products that includes over 220 products across 12 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages, pet treats, premium packaged smokable hemp flower and pre-rolled hemp joints.

Bloomios is headquartered in Santa Barbara, California with its operations in Daytona Beach, Florida. Bloomios intends to grow by increasing production capacity and by an acquisition strategy that is currently in development. We are committed to becoming a leading vertically integrated seed-to-shelf operator within the hemp industry. Currently, Bloomios is principally a business-to-business operation with plans to sell direct-to-consumers in the future.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $741,843 and a net loss of $1,136,177 for the three months ended June 30, 2021. The Company also had an accumulated deficit of $5,460,238 as of June 30, 2021. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts of $26,000 and $0 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2021, and December 31, 2020, we had a reserve for potentially obsolete inventory of $150,000 and $0 respectively.

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

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition, a) the Company also does not have an alternative use for the asset if the customer were to cancel the contract, and b.) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met).

Also, from time to time we require deposits from our customers. As of June 30, 2021, and December 31, 2020, we had $135,551 and $149,966 of deferred revenue respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At June 30, 2021, we had outstanding common shares of 12,662,134 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended June 30, 2021, and 2020, were 12,642,678 and 12,570,534respectively. As of June 30, 2021, we had convertible notes to potentially convert into approximately 622,222 of additional common shares and 700,305 common stock warrants convertible into an additional 740,305 common shares. Fully diluted weighted average common shares and equivalents for the three months ended June 30, 2021, were 24,824,912. Fully diluted weighted average common shares and equivalents for the three months ended June 30, 2020, and the Six months ended June 30, 2021, and 2020, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three and six months ended June 30, 2021, and 2020.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the Six months ended June 30, 2021, the Company had no share-based expense.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2021, using a Federal Tax Rate of 21%.

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

As of June 30, 2021, we had a net operating loss carry-forward of approximately $(5,460,238) and a deferred tax asset of $1,146,650 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,146,650). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2021	December 31, 2020
Deferred Tax Asset	$1,146,650	$908,053
Valuation Allowance	(1,146,650)	(908,053)
Deferred Tax Asset (Net)	$-	$-

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

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $823,166 as of January 31, 2017. The debts were written off against Additional Paid in Capital—per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

NOTE 5 - EQUITY

Capitalization

The Company is authorized to issue a total of 950,000,000 shares of capital stock, consisting of, 945,000,000 Common Stock and 5,000,000 Preferred Stock.

Common Stock

The Company is authorized to issue 945,000,000 shares of Common Stock at $.00001 par value per share.

On November 30, 2018, the Company’s board of directors and custodian appointed, Bryan Glass as the Company’s President, Secretary and Treasurer and authorized the issuance of 12,000,000 shares of stock to Mr. Glass for an aggregate price of $120.

On March 26, 2021, the Company issued 116,667 in commitment shares for the issuance of a convertible note.

On April 21, 2021, the Company issued 37,456 of common stock for the conversion of 40,000 cashless warrants.

Total issued and outstanding shares as of June 30, 2021, is 12,662,134.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred stock.

The Company has three (3) classes of preferred Stock. Series A has 10,000 shares authorized, issued and outstanding. Series B has 800 shares authorized, issued and outstanding. Series C has 3,000,000 authorized and 310,000 currently issued and outstanding.

Series A Convertible Preferred Stock

The Series A, par value $0.00001 has 10,000 shares authorized, issued and outstanding. The holders of the Series A are not entitled to dividends. Each share of Series A shall vote on any and all matters related to the Company and each share entitles holder to vote such number of votes equal to 0.0051% of the total number of votes entitled to be cast. For clarification purposes, the holders of all 10,000 shares of Series A have the right to cast an aggregate of 51% of the total number of votes entitled to be cast. The Series A are subject to an automatic conversion and/or redemption in the event the Company completes a qualified financing defined as a financing in which the Company receives gross proceeds of at least $10 million. If converted, each share of Series A converts into 50 shares of common stock. If redeemed the Company shall pay $100 per share of Series A.

Series B Convertible Preferred Stock

The Series B, par value $0.00001, has 800 shares authorized, issued and outstanding. The holders of the Series B are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series B are entitled to vote such number of shares as their Series B would be convertible into common stock plus 10% on an as if converted basis at the time of the vote. The Series B may convert into common stock. Each share of Series B will convert into such number of shares by multiplying 0.001 by the aggregate number of the Company’s common stock issued and outstanding at the time of conversion. The Series B is subject to automatically convert into common stock in the event of a qualified financing as defined above.

Series C Convertible Preferred Stock

The Series C, par value $0.00001, has 3,000,000 shares authorized. There are 310,000 shares issued and outstanding. The holders of the Series C are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series C are entitled to vote such number of shares as their Series C would be convertible into common stock on an as if converted basis at the time of the vote. The Series C may convert into common stock based upon the product obtained by dividing the number of shares of Series C by the closing share price of the common stock on the date of conversion. The Series C is subject to automatically convert into common stock in the event of a qualified financing as defined above based upon the conversion formula in the previous sentence.

The Board of Directors of the Corporation is authorized to provide, by resolution, for one or more series of Preferred Stock to be comprised of authorized but unissued shares of Preferred Stock. Except as may be required by law, the shares in any series of Preferred Stock need not be identical to any other series of Preferred Stock. Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix, and is hereby expressly empowered to fix, by resolution the rights, preferences and privileges of, and qualifications, restrictions and limitations applicable to, such series.

The Board of Directors is authorized to increase the number of shares of the Preferred Stock designated for any existing series of Preferred Stock by a resolution adding to such series authorized and unissued shares of the Preferred Stock not designated for any other series of Preferred Stock. The Board of Directors is authorized to decrease the number of shares of the Preferred Stock designated for any existing series of Preferred Stock by a resolution, subtracting from such series unissued shares of the Preferred Stock designated for such series.

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

On March 25, 2021, XLR Medical Corp. (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Senior Secured Promissory Note (the “Note”), in the aggregate principal amount of up to $1,666,666.67 or so much as has been advanced in one or more tranches. The Note carries an original issue discount of $166,666.67, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the potential aggregate purchase price of the Note is $1,500,000. The initial tranche was paid upon closing in an amount of $700,000, resulting in a current face value of the Note of $777,777.78. As additional consideration for the first tranche funded upon closing, the Company issued to the Investor 116,667 shares of its common stock. Upon future tranches being funded under the Note, the Company shall issue to the Investor an amount of the Company’s restricted common stock equal to the purchase price of such future tranche or tranches divided by six. The maturity date of each tranche of the Note is twelve months after the payment of such tranche. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note is secured with all of the assets of the Company, as described in the Security Agreement attached as Exhibit 10.3 to this Form 8-K. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full-ratchet anti-dilution protection provisions, and have an exercise price of $1.50 per share for 50% of the Warrants, and $2.00 per share for 50% of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

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

On June 16, 2021, Mr. Michael Hill, our Chief Executive Officer, Chief Financial Officer and Director, resigned his position as Chief Financial Officer and appointed Mr. John Bennett. The reason for Mr. Hill’s resignation as Chief Financial Officer was solely to expand the management team. Mr. Hill will remain the Chief Executive Officer and a Director of the Company. The board of directors has agreed to compensate Mr. Hill at a rate of $25,000 per month pursuant to his employment agreement.

On June 16, 2021, the board of directors appointed Mr. Barrett Evans to the positions of President, Chief Strategy Officer and Director. The board of directors has agreed to compensate Mr. Evans at a rate of $25,000 per month pursuant to his employment agreement.

On June 16, 2021, the board of directors appointed Mr. John Bennett, as director and Chief Financial Officer of the Company. The board of directors has agreed to compensate Mr. Bennett at a rate of $12,500 per month pursuant to his employment agreement.

NOTE 7 - NOTES PAYABLE

On February 19, 2019, the Company entered into a promissory note with a related party in the amount of $17,000, with an interest due at the rates of 8% per annum and a due date of February 19, 2020.

On June 30, 2019, the Company entered into a promissory note with a related party in the amount of $9,300, with an interest due at the rates of8% per annum and a due date of June 30, 2020. On April 7, 2021, this note was paid in full.

On June 30, 2019, the Company entered into a promissory note with a related party in the amount of $14,500, with an interest due at the rates of 8% per annum and a due date of March 30, 2020.

On February 29, 2020, the Company entered into a promissory note with a related party in the amount of $531,000, with an interest due at the rates of 9.9% per annum and a due date of January 1, 2021.

On February 29, 2020, the Company entered into a promissory note with a related party in the amount of $60,000, with an interest due at the rates of 8% per annum and a due date of February 29, 2021.

On May 5, 2020, the Company entered into a promissory note under the Payroll Protection Program in the amount of $310,000, with an interest due at the rates of 1% per annum and a due date of August 15, 2022. On April 16, 2021, this loan has been forgiven in full.

On July 8, 2020, the company entered into an SBA promissory note in the amount of $150,000, with an interest due at the rates of 3.75% per annum and a due date of August 15, 2022.

On June 4, 2020, the Company entered into a promissory note with a third party in the amount of $20,000, with an interest due at the rates of 8% per annum and a due date of September 5, 2020. This note was offset against an account receivable in the fourth quarter of 2020, and the balance due as of June 30, 2021, was $0.

On June 5, 2020, the Company entered into a promissory note with a third party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of June 30, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance due as of June 30, 2021, was $0.

On June 8, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020. The balance due as of June 30, 2021, was $0.

On June 11, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020. The balance due as of June 30, 2021, was $0.

On July 27, 2020, the Company entered into a promissory note with a third-party in the amount of $300,000, with an interest due at the rates of 9% per annum and a due date of August 15, 2022.

The prior majority shareholder, Bryan Glass contributed $26,864 for expenses and fees to reinstate the Company. This money was booked as a capital contribution.

On January 5, 2021, the company entered into a promissory note in the amount of $20,331 with an interest rate of 8% per annum and a due date of April 5, 2021. On April 5, 2021, this note was paid in full.

On March 25, 2021, the Company entered into a 11% secured convertible promissory note with a third-party with a total commitment of $1,666,667and the first tranche advanced on that date of $777,778. Pursuant to the agreement, the Company issued the lender 116,667 shares of common stock, 116,667 5-year warrants with an exercise price of $1.50 and 116,667 5-year warrants with an exercise price of $2.00. The note had an original issue discount of $77,778.

On January 11, 2019, the Company entered into Lease Services Agreement with a third-party company whereby the Company received funds in the amount of $300,000 as an advance on future services. The Company and third-party desired to reach an amicable settlement to the agreement and agreed on April 2, 2021, to enter into a settlement and mutual release agreement whereby the Company was released from its obligations and the third-party company received 310,000 shares of the Company’s Series C Convertible Preferred Stock.

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $252,875.00 and the Company paid the amount on April 6, 2021. As of June 30, 2021, the balance due on this note was $0.

NOTE 8 – WARRANTS

On November 30, 2020, we issued 350,000 five-year common stock warrants exercisable at $1.00 per share.

On November 30, 2020, we issued 40,000 five-year common stock warrants exercisable at $0.264 per share.

On January 19, 2021, we issued 100,000 five-year common stock warrants exercisable at $1.00 per share.

On March 22, 2021, we issued 116,667 five-year common stock warrants exercisable at $1.50 per share.

On March 22, 2021, we issued 116,667 five-year common stock warrants exercisable at $2.00 per share.

On March 26, 2021, we issued 16,971 five-year common stock warrants exercisable at $3.30 per share.

On April 21, 2021, the Company issued 37,456 of common stock for the conversion of 40,000 cashless warrants.

The following is the outstanding warrant activity:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.63	390,000	$0.63
Additions	350,305	1.61	350,305	1.61
Converted	(40,000)	0.260		0.260
Expired	-	-	-
	-	-	-	-
Outstanding June 30, 2021	700,305	$1.31	700,305	1.31

NOTE 9 - SUBSEQUENT EVENTS

On July 9, 2021, we entered into a purchase agreement with Burdell Partners, LLC, hereinafter (“BP”), pursuant to which BP has agreed to purchase from us up to an aggregate of $6,500,000 of our common stock (subject to certain limitations) from time to time over the term of the Purchase Agreement. Also, on July 9, 2021, we entered into a registration rights agreement with BP, which we refer to in this prospectus as the Registration Rights Agreement, pursuant to which we are required to file with the SEC a registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to BP under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we were required to issue 50,000 shares of our common stock (which are yet to be issued) and 50,000 warrants to BP as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, which we refer to in this prospectus as the Commitment Shares and Commitment Warrants.

We do not have the right to commence any sales of our common stock to BP under the Purchase Agreement until certain conditions set forth in the Purchase Agreement, all of which are outside of BP’s control, have been satisfied, including that the SEC has declared effective the registration statement that includes this prospectus. Thereafter, we may, from time to time and at our sole discretion, direct BP to purchase shares of our common stock in amounts up to 100,000 shares on any single business day, subject to a maximum of $500,000 per purchase, plus other “VWAP Purchases” under certain circumstances. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to BP. The purchase price of the shares that may be sold to BP under the Purchase Agreement will be based on the market price of our common stock preceding the time of sale as computed under the Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the Purchase Agreement. BP may not assign or transfer its rights and obligations under the Purchase Agreement.

On July 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Senior Secured Promissory Note (the “Note”) with first priority over all current and future indebtedness of the Company and any subsidiaries, whether such subsidiaries exist on the issue date or are created or acquired thereafter, excluding the note between the Company and Leonite Capital LLC., in the aggregate principal amount of up to $1,100,000 or so much as has been advanced in one or more tranches. The Note carries an original issue discount of $100,000, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the potential aggregate purchase price of the Note is $1,000,000. The initial tranche was paid upon closing in an amount of $500,000, resulting in a current face value of the Note of $550,000. The maturity date of each tranche of the Note is twelve months after the payment of such tranche. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note is secured with all of the assets of the Company, as described in the Security Agreement attached as Exhibit 10.3 to this Form S-1. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full-ratchet anti-dilution protection provisions, and have an exercise price of $1.75 per share for 142,857 of the Warrants, and $2.25 per share for 111,111 of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

The foregoing summaries of the Purchase Agreement, Purchase Warrant, Registration Rights, Securities Purchase Agreement, Secured Promissory Note, the Warrants and the Pledge and Security Agreement do not purport to be complete and are subject to, and qualified in their entirety by, such documents filed with the Securities and Exchange Commission on July 14, 2021, as exhibits to the Company’s S-1 Registration Statement as Exhibits 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, and 10.12, respectively.

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

On April 19, 2021, the Company filed what is commonly called a Super 8K that provides the information that would be filed via a Form 10 registration. Upon making that filing with the SEC disclosing the cessation of the Company’s status as a shell company. Due to the Company’s former shell status, certain exemptions are not available for different mandated periods of time. The Company is prohibited from using Form S-8 until sixty calendar days after the date it filed its Super 8K. Additionally, Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours has been historically classified or any issuer that has been at any time previously a shell company, except if the following conditions are met:

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

Results of Operations

Results of Operations during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020

Our net revenue for the three-months ended June 30, 2021, was $2,456,013, compared to $73,615 for the same period in 2020. This was an increase of approximately $300,000 over the first quarter.

Our net revenue for the six-months ended June 30, 2021, was $4,618,045, compared to $73,615 for the same period in 2020.

These increases in revenue were due to the acquisition of CBD Brand Partners and related revenue. The revenue for the three- and six-months ended June 30, 2021, are representative the current run rate and is expected to continue.

Our cost of goods sold for the three-months ended June 30, 2021, was $1,267,366, compared to $61,337 for the same period in 2020. Our cost of goods sold for the six-months ended June 30, 2021, was $2,393,610, compared to $61,337 for the same period in 2020. These increases were a result of the increase in revenue and the corresponding cost of goods. For the three-months ended June 30, 2021, the cost of goods sold was approximately 52% of the revenue. We are investing in improved production lines and we anticipate a reduction in the cost of goods sold, resulting in improved gross profit margins.

Our general and administrative expense for the three-months ended June 30, 2021, was $226,072, compared to $1,764 for the same period in 2020. Our general and administrative expense for the six-months ended June 30, 2021, was $436,238, compared to $2,480 for the same period in 2020. These increases are directly related to the acquisition and related expenses. For the three-months ended June 30, 2021, our general and administrative expense was approximately 10% of the revenue and is expected to remain consistent or decrease as revenues increase.

Our salary expense for the three-months ended June 30, 2021, was $354,494, compared to $0 for the same period in 2020. Our salary expense for the six-months ended June 30, 2021, was $723,154, compared to $0 for the same period in 2020. These increases are directly related to the acquisition and the increase in the administrative salaries and related expenses, and are expected to increase as the business grows and the addition of our executive officers.

Our rent and facility expense for the three-months ended June 30, 2021, was $99,735, compared to $20,000 for the same period in 2020. Our rent and facility expense for the six-months ended June 30, 2021, was $229,470, compared to $20,000 for the same period in 2020. These increases are due to the acquisition and acquired facility lease, which is approximately $35,000 per month.

Our utilities expense for the three-months ended June 30, 2021, was $28,243, compared to $0 for the same period in 2020. Our utilities expense for the six-months ended June 30, 2021, was $61,696, compared to $0 for the same period in 2020. These increases are due to the acquisition and acquired facility lease and production equipment, which results in approximately $10,000 per month in utilities expense. We expect this to increase as we add production equipment in the third and fourth quarters of this year.

Our professional fees expense for the three-months ended June 30, 2021, was $21,931, compared to $0 for the same period in 2020. Our professional fees expense for the six-months ended June 30, 2021, was $48,051, compared to $0 for the same period in 2020. These increases were due to acquisition and increase in audit and legal expenses related to increased compliance protocols.

Our consulting expense for the three-months ended June 30, 2021, was $153,630 compared to $173,500 for the same period in 2020. Our consulting expense for the six-months ended June 30, 2021, was $370,982 compared to $278,500 for the same period in 2020. This decrease in the three months ended June 30, 2021, was a result in the reduction of outside consultants in the second quarter. In addition, outside consultants have been retained by the Company to become salaried employees of the Company. This increase in the six-month ended June 30, 2021 was a result of additional outside consultants in the first quarter.

Our depreciation expense for the three-months ended June 30, 2021, was $91,604, compared to $0 for the same period in 2020. Our depreciation expense for the six-months ended June 30, 2021, was $187,710, compared to $0 for the same period in 2020. These increases are due to the acquisition and acquired assets.

Our gain on debt settlement for the three- and six-months ended June 30, 2021, was $312,583, compared to $0 for the same periods in 2020. This was due to the forgiveness of our payroll protection loan.

Our financing fees expense for the three-months ended June 30, 2021, was $50,574, compared to $0 for the same period in 2020. This increase was mainly due to the prepayment penalty from the payoff of a note payable.

Our financing fees expense for the six-months ended June 30, 2021, was $1,542,701, compared to $0 for the same period in 2020. This increase was mainly due to the issuance of commitment shares and common stock warrants and the prepayment penalty from the payoff of a note payable.

Our Interest expense for the three-months ended June 30, 2021, was $42,649, compared to $0 for the same period in 2020. This increase was mainly due to the note payable of $203,000 entered into on November 30, 2020.

Our Interest expense for the six-months ended June 30, 2021, was $73,193, compared to $0 for the same period in 2020. This increase was mainly due to the note payable of $777,778 entered into on March 25,2021.

Our net profit / (loss) for the three-months ended June 30, 2021, was a net profit of $432,298 compared to a net loss of ($182,986) for the same period in 2020. This increase was mainly due to the gain on the loan forgiveness listed above and the increased revenue over the first quarter of approximately $300,000.

Our net loss for the six-months ended June 30, 2021, was $1,136,177 compared to $288,702 for the same period in 2020. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of June 30, 2021, the Company had current assets of $1,058,941 and total assets of $3,897,491. As of December 31, 2020, the Company had current assets of $450,711 and total assets of $3,193,657.

As of June 30, 2021, the Company’s current liabilities of $4,362,916 and total Liabilities of $4,639,334. As of December 31, 2020, the Company had current liabilities of $3,483,329 and total liabilities of $4,457,673.

As of June 30, 2021, the Company had a working capital deficit of $3,303,975. As of December 31, 2020, the Company had a working capital deficit of $3,032,618. This increase in working capital deficit is mainly the result of the increase in current notes payable.

The Company has funded its operations from contributions made by management and outside investors contributing a total of $2,412,209 in notes payable of which $251,931 was paid off in March of 2021. In addition, our payroll protection loan was forgiven in the second quarter of this year. Leaving total notes payable of $1,850,278 of which $1,700,000 is due within the next year.

The Company has a number of funding agreements with a third-party investors as discussed above; however, certain of the investor’s obligations to provide additional capital is solely at the third-party’s discretion, while others are required to fund pursuant to the Company complying with the requirements in the funding agreements.

For the six months ended June 30, 2021, our cash from operations was $283,429 and at present, the Company has business operations which management believes will allow the Company to maintain operations. However, the Company’s cash requirements to meet its debt obligations over the next year may exceed cash flow from operations requiring the Company to seek additional capital sources. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act.

The following table summarizes our cash flows for the six months ended June 30, 2021, and 2020.

	2021	2020
Net cash provided (used) from operating activities	$283,429	$1,138,202
Net cash used in investing activities	(297,130)	(2,107,450)
Net cash provided by financing activities	546,178	999,396
Net Increase (Decrease) In Cash	$532,477	$30,148

Going Concern

Our modest revenues, operating losses and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on growing its revenues and minimizing our expenses, its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2021, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 21, 2021, the Company issued 37,456 of common stock for the conversion of 40,000 cashless warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits.

The following documents are incorporated by reference:

(1)	The 8-K Current Reports filed with the Securities and Exchange Commission on April 20, 2021 and June 21, 2021; and

(2)	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1*	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.
(2)	Incorporated by reference from current report on Form 8-K filed on September 17, 2004.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006 filed on December 15, 2006.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on September 12, 2003.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 filed on April 30, 2019.
(6)	Incorporated by reference from the Company s Registration Statement on Form 10/A filed on June 18, 2019.
*	Filed herewith.

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

BLOOMIOS, INC.

Date: August 16, 2021	By:	/s/ Michael Hill
Michael Hill Chief Executive Officer

Date: August 16, 2021	By:	/s/ John Bennett
John Bennett Chief Financial Officer

