Form 10-Q
period 2021-09-30
BLOOMIOS, INC.
filed 2021-11-15
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

At November 14, 2021, there were 12,702,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Bloomios, Inc.
Consolidated Balance Sheet

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash	$303,982	$72,205
Accounts receivable - net	257,767	36,274
Inventory	323,574	195,681
WIP	58,470	96,551
Investment in LOE Series B	2,155	50,000
Total Current Assets	945,948	450,711

Property and Equipment - Net	2,603,910	2,070,416
Loan receivable	50,000	50,000
Right of use asset	236,537	258,019
Goodwill	300,000	300,000
Other assets	67,621	64,511
Total Assets	$4,204,016	$3,193,657

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable - trade	$1,957,104	$1,747,852
Accrued expenses	127,018	73,501
Accrued Interest related party	20,595	14,235
Unearned revenue	198,434	149,966
Customer JV account liabilities	300,000	600,000
Lease liability current	114,675	114,675
Notes payable	831,000	150,000
Notes payable PPP	-	310,000
Notes payable - related party	91,500	120,800
Notes payable - convertibles (net of debt discount)	1,247,778	202,300
Total Current Liabilities	4,888,104	3,483,329
Long-Term Debt:
Lease liability	121,862	143,344
Notes payable	150,000	831,000
Total Liabilities	5,159,966	4,457,673

Stockholders' (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	0	-
Preferred series B stock ($0.00001 par value; 800 shares authorized; 800 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	0	-
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 310,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	3	-
Shares to be issued	82,100	-
Common stock ($0.00001 par value; 945,000,000 shares authorized; 12,662,134 and 12,508,011 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively	137	125
Additional paid-in capital	4,718,255	3,059,920
Accumulated deficit	(5,756,445)	(4,324,061)
Total Stockholders' (Deficit)	(955,950)	(1,264,016)
Total Liabilities and Stockholders' Deficit	$4,204,016	$3,193,657

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the three and nine months ended September 30,

	three months ended		nine months ended
	2021	2020	2021	2020

Sales	$2,214,325	$34,700	$6,832,370	$108,315
Cost of Goods Sold	1,353,743	29,475	3,747,353	90,812
Gross Profit	860,582	5,225	3,085,017	17,503

General and Administrative expense	209,026	5,108	645,262	7,588
Salaries	385,722	-	1,108,876	-
Rent	101,528	30,000	330,998	50,000
Utiilties	30,165	-	91,861	-
Professional fees	38,660	-	86,711	-
Consulting	166,828	166,799	537,810	445,299
Depreciation	85,806	-	273,516	-
Total Expenses	1,017,735	201,907	3,075,034	502,887
Net Profit From Operations	(157,153)	(196,682)	9,983	(485,384)

Other Income / (Expenses)
Gain on Debt settlement	-	-	312,583	-
Shares issued for inducement	(82,100)		(82,100)
Financing Fees	-	-	(1,542,700)	-
Interest Expense	(56,956)	-	(130,150)	-
Net Profit / (Loss) Before Income Taxes	(296,209)	(196,682)	(1,432,384)	(485,384)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(296,209)	$(196,682)	$(1,432,384)	$(485,384)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,662,134	12,508,011	12,605,519	12,508,011

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Stockholders Equity
September 30, 2021

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated	Stockholders' Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
December 31, 2017	508,011	$5				$2,653,155	$(2,653,160)	$-

Contributed Capital	-	-				10,000	-	10,000
Issuance of Common Stock	12,000,000	120				(120)	-	-
Net Loss	-	-				-	(10,000)	(10,000)
December 31, 2018	12,508,011	$125	$-	$-	$-	$2,663,035	$(2,663,160)	$-

Capital Contributions	-	-				16,864	-	16,864
CBD Capital contribution						500		500

Net Loss							(490,235)	(490,235)
December 31, 2019	12,508,011	$125	$-	$-	$-	$2,680,399	$(3,153,395)	$(472,871)

Capital Contributions	-	-				11,225	-	11,225
CBD Equity						368,296		368,296
								-
Net Loss							(1,170,666)	(1,170,666)
December 31, 2020	12,508,011	$125	$-	$-	$-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-		388,489	-	388,501
Warrants issued			-	-		969,849	-	969,849
								-
Net Loss							(1,568,475)	(1,568,475)
March 31, 2021	12,624,678	$137	$-	$-	$-	$4,418,258	$(5,892,536)	$(1,474,141)

Preferred shares issued			10,800	0		(0)		-
Preferred shares issued for debt conversion			310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	0				(0)		-
								-
Net Loss							432,298	432,298
June 30, 2021	12,662,134	$137	$320,800	$3	$-	$4,718,255	$(5,460,238)	$(741,843)

Shares to be issued for inducement	-	-			82,100	-		82,100
								-
Net Loss							(296,267)	(296,267)
September 30, 2021	12,662,134	$137	$320,800	$3	$82,100	$4,718,255	$(5,756,445)	$(955,950)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Cashflows
for the nine months ended September 30,

	2021	2020
Cash provided (used) from operating activities
Net Income (Loss)	$(1,432,384)	$(485,384)
Depreciation	273,516	-
Gain on debt settlement	(312,583)
Shares issued for inducement	82,100	-
Change in Accounts Receivable	(221,493)	-
Change in inventory	(136,757)	(76,900)
Shares and warrants issued	1,457,878
Change in other assets	(3,110)	-
Change in JV liabilities	-	600,000
Change in Accounts Payable and Accrued Expenses	262,769	794,862
Change in Accrued Expenses - related party	6,360	-
Change in Unearned Revenue	48,468	-
Net cash provided (used) from operating activities	24,764	832,578

Cash used in investing activities
Purchase of Equipment	(807,010)	(2,107,450)
Investment in series B	-	-
Shareholder loan	-	-
Investment in XLR	-	-
Net cash used in investing activities	(807,010)	(2,107,450)

Cash provided by financing activities
Proceeds from Notes Payable	1,245,623	911,000
Payment on notes payable	(202,300)
Contributed Capital	-	368,296
Proceeds from (payments to) Notes Payable related parties	(29,300)	-
Net cash provided by financing activities	1,014,023	1,279,296
Net Increase (Decrease) In Cash	231,777	4,424

Cash At Beginning of Period	72,205	1,045

Cash At End of Period	$303,982	$5,469

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Consolidated financial statements
September 30, 2021

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $955,950 and a net loss of $296,209 for the three months ended September 30, 2021. The Company also had an accumulated deficit of $5,756,445 as of September 30, 2021. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts of $26,000 and $0 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2021, and December 31, 2020, we had a reserve for potentially obsolete inventory of $150,000 and $0 respectively.

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

Also, from time to time we require deposits from our customers. As of September 30, 2021, and December 31, 2020, we had $198,434 and $149,966 of deferred revenue respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. At September 30, 2021, we had outstanding common shares of 12,662,134 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended September 30, 2021, and 2020, were 12,662,134 and 12,508,011 respectively. As of September 30, 2021, we had convertible notes to potentially convert into approximately 1,327,778 of additional common shares and 1,004,273 common stock warrants convertible into an additional 740,305 common shares. Fully diluted weighted average common shares and equivalents for the three and nine months ended September 30, 2020 and 2021, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three and nine months ended September 30, 2021, and 2020.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For the nine months ended September 30, 2021, the Company had no share-based expense.

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

As of September 30, 2021, we had a net operating loss carry-forward of approximately $(5,756,445) and a deferred tax asset of $1,208,853 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,208,853. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2021	December 31, 2020
Deferred Tax Asset	$1,208,853	$908,053
Valuation Allowance	(1,208,853)	(908,053)
Deferred Tax Asset (Net)	$-	$-

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

We do not have the right to commence any sales of our common stock to BP under the Purchase Agreement until certain conditions set forth in the Purchase Agreement, all of which are outside of BP’s control, have been satisfied, including that the SEC has declared effective the registration statement that includes this prospectus.Thereafter, we may, from time to time and at our sole discretion, direct BP to purchase shares of our common stock in amounts up to 100,000 shares on any single business day, subject to a maximum of $500,000 per purchase, plus other “VWAP Purchases” under certain circumstances. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to BP. The purchase price of the shares that may be sold to BP under the Purchase Agreement will be based on the market price of our common stock preceding the time of sale as computed under the Purchase Agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the Purchase Agreement. BP may not assign or transfer its rights and obligations under the Purchase Agreement.

On August 23, 2021, the Company agreed to issue 20,000 shares of common stock pursuant to an amendment to a senior secured convertible promissory note. The shares we issued on November 1, 2021.

Total issued and outstanding shares as of September 30, 2021, is 12,662,134.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred stock.

The Company has three (3) classes of preferred Stock. Series A has 10,000shares authorized, issued and outstanding. Series B has 800 shares authorized, issued and outstanding. Series C has 3,000,000 authorized and 310,000 currently issued and outstanding.

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

NOTE 7 - NOTES PAYABLE.

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

On June 5, 2020, the Company entered into a promissory note with a third party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of June 30, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance is $0.

On June 8, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020. The balance due is $0.

On June 11, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020. The balance due is $0.

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

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $252,875.00 and the Company paid the amount on April 6, 2021. The balance due on this note was $0.

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

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full-ratchet anti-dilution protection provisions, and have an exercise price of $1.75 per share for 142,857 of the Warrants, and $2.25 per share for 111,111 of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result inthe beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

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

NOTE 8 – WARRANTS

On November 30, 2020, we issued 350,000 five-year common stock warrants exercisable at $1.00per share.

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

On July 9, 2021, we issued 50,000 five-year common stock warrants exercisable at $2.00 per share.

On July 11, 2021, we issued 142,857 five-year common stock warrants exercisable at $1.75 per share.

On July 11, 2021, we issued 111,111 five-year common stock warrants exercisable at $2.00 per share.

The following is the outstanding warrant activity:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.63	390,000	$0.63
Additions	654,273	1.78	654,273	1.78

Converted	(40,000)	0.260		0.260
Expired	-	-	-
	-	-	-	-
Outstanding September 30, 2021	1,004,273	$1.51	1,004,273	1.51

NOTE 9 - SUBSEQUENT EVENTS

On October 18, 2021, Yaron Elkayam was appointed President of Bloomios Private Label, LLC., a wholly owned subsidiary of Bloomios.

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 2,600,000 of the total 3,000,000 options that are available under the plan.

On November 1, 2021, the Company issued 20,000 shares of common stock pursuant to an amendment to a senior secured convertible promissory note.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2021, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Results of Operations during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020

Our net revenue for the three months ended September 30, 2021, was $2,214,325, compared to $34,700 for the same period in 2020.

Our net revenue for the nine months ended September 30, 2021, was $6,832,3705, compared to $108,315 for the same period in 2020.

These increases in revenue were due to the acquisition of CBD Brand Partners and related revenue. The revenue for the three and nine months ended September 30, 2021, are representative the current run rate and is expected to continue.

Our cost of goods sold for the three months ended September 30, 2021, was $1,353,743, compared to $29,475 for the same period in 2020. Our cost of goods sold for the nine months ended September 30, 2021, was $3,747,353, compared to $90,812 for the same period in 2020. These increases were a result of the increase in revenue and the corresponding cost of goods. For the three months ended September 30, 2021, the cost of goods sold was approximately 62% of the revenue. We are investing in improved production lines and we anticipate a reduction in the cost of goods sold, resulting in improved gross profit margins.

Our general and administrative expense for the three months ended September 30, 2021, was $209,026, compared to $4,371 for the same period in 2020. Our general and administrative expense for the nine months ended September 30, 2021, was $645,262, compared to $7,588 for the same period in 2020. These increases are directly related to the acquisition and related expenses. For the three months ended September 30, 2021, our general and administrative expense was approximately 9.4% of the revenue and is expected to remain consistent or decrease as revenues increase.

Our salary expense for the three months ended September 30, 2021, was $385,722, compared to $0 for the same period in 2020. Our salary expense for the nine months ended September 30, 2021, was $1,108,876, compared to $0 for the same period in 2020. These increases are directly related to the acquisition and the increase in the administrative salaries and related expenses, and are expected to increase as the business grows and the addition of our executive officers.

Our rent and facility expense for the three months ended September 30, 2021, was $101,528, compared to $30,000 for the same period in 2020. Our rent and facility expense for the nine months ended September 30, 2021, was $330,998, compared to $50,000 for the same period in 2020. These increases are due to the acquisition and acquired facility lease, which is approximately $35,000 per month.

Our utilities expense for the three months ended September 30, 2021, was $30,165, compared to $0 for the same period in 2020. Our utilities expense for the nine months ended September 30, 2021, was $91,861, compared to $0 for the same period in 2020. These increases are due to the acquisition and acquired facility lease and production equipment, which results in approximately $10,205 per month in utilities expense. We expect this to increase as we add production equipment in the third and fourth quarters of this year.

Our professional fees expense for the three months ended September 30, 2021, was $38,660, compared to $0 for the same period in 2020. Our professional fees expense for the nine months ended September 30, 2021, was $86,711, compared to $0 for the same period in 2020. These increases were due to acquisition and increase in audit and legal expenses related to increased compliance protocols.

Our consulting expense for the three months ended September 30, 2021, was $166,828 compared to $166,799 for the same period in 2020. Our consulting expense for the nine months ended September 30, 2021, was $537,810 compared to $445,299 for the same period in 2020. This decrease in the three months ended September 30, 2021, was a result in the reduction of outside consultants in the second quarter. In addition, outside consultants have been retained by the Company to become salaried employees of the Company. This increase in the nine months ended September 30, 2021 was a result of additional outside consultants in the first quarter.

Our depreciation expense for the three months ended September 30, 2021, was $85,806, compared to $0 for the same period in 2020. Our depreciation expense for the nine months ended September 30, 2021, was $273,516, compared to $0 for the same period in 2020. These increases are due to the acquisition and acquired assets.

Our gain on debt settlement for the three and nine months ended September 30, 2021, was $0 and 312,583, respectively, compared to $0 for the same periods in 2020. This was due to the forgiveness of our payroll protection loan.

Our financing fees expense for the three months ended September 30, 2021, was $0, compared to $0 for the same period in 2020. This increase was mainly due to the prepayment penalty from the payoff of a note payable.

Our financing fees expense for the nine months ended September 30, 2021, was $1,542,700, compared to $0 for the same period in 2020. This increase was mainly due to the issuance of commitment shares and common stock warrants and the prepayment penalty from the payoff of a note payable.

Our Interest expense for the three months ended September 30, 2021, was $56,956, compared to $0 for the same period in 2020. This increase was mainly due to the increase in notes payable.

Our Interest expense for the nine months ended September 30, 2021, was $130,150, compared to $0 for the same period in 2020. This increase was mainly due to the increase in notes payable.

Our net profit / (loss) for the three months ended September 30, 2021, was a net loss of $(296,209) compared to a net loss of ($196,682) for the same period in 2020.

Our net loss for the nine-months ended September 30, 2021, was $1,432,384 compared to $485,384 for the same period in 2020. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of September 30, 2021, the Company had current assets of $945,948 and total assets of $4,204,016. As of December 31, 2020, the Company had current assets of $450,711 and total assets of $3,193,657.

As of September 30, 2021, the Company’s current liabilities of $4,689,670 and total Liabilities of $4,961,532. As of December 31, 2020, the Company had current liabilities of $3,483,329 and total liabilities of $4,457,673.

As of September 30, 2021, the Company had a working capital deficit of $3,942,156. As of December 31, 2020, the Company had a working capital deficit of $3,032,618. This increase in working capital deficit is mainly the result of the increase in current notes payable.

The Company has funded its operations from contributions made by management and outside investors contributing a total of $2,962,209 in notes payable of which $251,931 was paid off in March of 2021. In addition, our payroll protection loan was forgiven in the second quarter of this year. Leaving total notes payable of $2,400,278 of which $2,250,278 is due within the next year.

The Company has a number of funding agreements with a third-party investors as discussed above; however, certain of the investor’s obligations to provide additional capital is solely at the third-party’s discretion, while others are required to fund pursuant to the Company complying with the requirements in the funding agreements.

For the nine months ended September 30, 2021, our cash from operations was $24,764 and at present, the Company has business operations which management believes will allow the Company to maintain operations. However, the Company’s cash requirements to meet its debt obligations over the next year may exceed cash flow from operations requiring the Company to seek additional capital sources. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act.

The following table summarizes our cash flows for the nine months ended September 30, 2021, and 2020.

	2021	2020
Net cash provided (used) from operating activities	$24,764	$832,578
Net cash used in investing activities	(807,010)	(2,107,450)
Net cash provided by financing activities	1,014,023	1,279,296
Net Increase (Decrease) In Cash	$231,777	$4,424

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2021, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 9, 2021, the Company agreed to issue 50,000 shares (yet to be issued) of common stock and 50,000 cashless warrants.

On August 23, 2021, the Company agreed to issue 20,000 shares of common stock pursuant to an amendment to a senior secured convertible promissory note. The shares we issued on November 1, 2021.

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

BLOOMIOS, INC.

Date: November 15, 2021	By:	/s/ Michael Hill
Michael Hill Chief Executive Officer

Date: November 15, 2021	By:	/s/ John Bennett
John Bennett Chief Financial Officer

