Form 10-K
period 2021-12-31
BLOOMIOS, INC.
filed 2022-04-15
CIK 1138608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-257890

BLOOMIOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-4696476
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification No.)

201 W Montecito St., Santa Barbara,CA	93101
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 222-6330

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, was approximately $1,140,168.

As of April 12, 2022, there were 13,111,220 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Prospectus on Form 424B3 filed on January 28, 2022.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward- looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that ad dress activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Business

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale distribution channels in the United States of America, through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL provides innovative and quality manufacturing, processing, sourcing and distribution of cannabidiol products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer our private-label and white-label customers large collections of customizable hemp products that includes over 80 products across 7 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages and pet treats.

Our company manufactures hemp infused products ranging from human edibles, pet edibles, liquid consumables such as tinctures and shots, topicals, and smokable hemp. Each of these products are infused with hemp extract. Our human edibles are either tumbled with hemp extracts that stick to the surface of the edibles, or made from scratch with hemp extract being cooked into gelatin or pectin bases and extruded into molds to shape them. Our Liquid consumables are infused by mixing food grade bases (Such as hemp seed, MCT oil, or water) with food grade flavoring and hemp extract. Our topicals are infused by mixing topical cream bases with hemp extract. Our smokable hemp contains no more than 0.3% of Tetrahydrocannabinol (THC) by dry weight basis and is rolled into hemp paper with a filter. We test all of our products in-house utilizing High-Performance Liquid Chromatography (“HPLC”) to ensure that no final product contains more than 0.3% of total THC. All products are marketed as products infused with hemp extract with no more than 0.3% of THC on a dry weight basis.

The products are not currently marketed to consumers and are currently only sold to wholesalers. The Company attends trade shows for manufacturers and wholesalers to market our products. All products are labeled in accordance with applicable laws and regulations. Further, the Company maintains its own in-house testing lab in which it tracks and tests all batches of products, which it provides to its clients. The Company believes that its testing process meets or exceeds industry standards.

Bloomios is headquartered in Santa Barbara, California with its operations in Daytona Beach, Florida. Bloomios intends to grow by increasing production capacity and by an acquisition strategy that is currently in development. Currently, Bloomios is principally a business-to-business operation.

History

Bloomios (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 2, 2001, under the name Relay Mines Limited in order to pursue the exploration and development of mining claims located in British Columbia, Canada.

During the quarter ended March 31, 2002, the Company conducted a registered public offering under the Securities Exchange Act of 1934 in which it raised $11,000 from the sale of 110,000 shares of common stock at a public offering price of $0.10 per share.

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

On March 27, 2013, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to increase the number of shares of common stock it is authorized to issue from 2,000,000 shares to 950,000,000 shares.

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

On January 16, 2019, the Company held a stockholder’s meeting at which Mr. Bryan Glass was elected as the sole director of the Company.

On November 30, 2020, Mr. Bryan Glass, the President and a sole director of the Company, resigned from both positions as part of his departure from the Company. Mr. Glass served as the President, Secretary and Treasurer and a member of our Board since November 30, 2018. This resignation is not the result of any disagreement with the Company on any matter related to the Company’s operations, policies, or practices.

On November 30, 2020, the board of directors appointed Mr. Michael Hill, as the sole director of the Company, and as interim Chief Executive Officer and Chief Financial Officer of the Company. The board of directors has agreed to compensate Mr. Hill at a rate of $25,000 per month during his interim service to the Company.

On February 11, 2021, the Company entered into a non-binding Letter of (the “LOI”) with CBD Brand Partners, LLC., a Wyoming limited liability company (“CBDBP”). Under the terms of the LOI, the Company agreed to acquire CBDBP as its wholly owned subsidiary by merging CBDBP with the Company (the “Merger”), such that the Company would acquire all of the outstanding membership interests of CBDBP and the holders of the membership interests of CBDBP, immediately prior to the Merger, would receive 10,000 shares of Series A Preferred Stock, 800 shares of Series B Preferred Stock and 1,200,000 shares of Series C Preferred Stock.

On April 12, 2021, the Company completed the acquisition CBDBP. Under the terms of the agreement, the Company issued 10,000 shares of its Series A Preferred Stock at $.00001 per share (the par value) and 800 shares of its Series B Preferred Stock at $.00001 per share (the par value), and no shares of the Series C Preferred Stock, to the owners of CBDBP as the purchase price.

The acquisition of CBD Brand Partners, LLC, by Bloomios, Inc. (formerly XLR Medical Corp) was treated as a capital transaction because Bloomios was a non-operating public shell company. Pursuant to ASC 805, the transaction does not meet the definition of a business. Therefore, we accounted for the transaction as a capital transaction and the shares issued for the transactions were valued at Par ($.00001) and recorded to additional paid in capital, since the net assets of Bloomios, Inc. were negative (~$30,000).

The financial statements have been prepared on a consolidated basis with CBDBP as a wholly owned subsidiary. The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

On June 16, 2021, the Company appointed Mr. Barrett Evans as Chief Strategy Officer, President and Director, and Mr. John Bennett as Chief Financial Officer and Director, as previously reported on Form 8-K filed with the SEC on June 21, 2021.

Current Operations and Strategy

As previously reported, the Company acquired CBDBP on April 12, 2021. The Company manufactures, markets and distributes hemp-derived supplements and cosmetic products through wholesale distribution channels and its wholly owned subsidiary, Bloomios Private Label. The Company provides custom formulation, brand development, manufacturing and order fulfillment to a wide variety of customers, including small and major brands, chain stores, vape shops and distributors. Offering private-label and white-label customers a wide selection of more than 80 customizable hemp products across 7 categories. The Company has its headquarters in Santa Barbara, California and has operations in Daytona Beach, Florida. The Company intends to grow by way of an acquisition strategy that is currently in development. Currently, the Company is principally a business-to-business operation with plans to sell directly to consumers in the future.

Ramifications of Our Shell Company Status

Historically, the Company had no revenue, no assets and no specific business plan or purpose. However, as a result of the Merger that closed on April 12, 2021, the Company is no longer a Shell Company and is now a development stage company with revenue, employees, assets, and liabilities Our previous status as a shell company will impact the Company and its shareholders in a number of ways, some of which are described below.

Shell Company Status

We were historically classified as a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a former shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 sixty calendar days after the date on which it makes required filings with the SEC disclosing the cessation of its status as shell company, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company and the Company made such a filing on Form 8-K on April 20, 2021. Therefore, the Company is eligible to utilize Form S-8 as of June 20, 2021.

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours has been historically classified or any issuer that has been at any time previously a shell company, except if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during and materials), other than current reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not permitted to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities, until 12 months from the filing of that Form 8-K.

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

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

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

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that were main a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 201 W Montecito St, Santa Barbara, California, where our Executive Officers maintain a business office. We use this office space free of charge.

The Company leases a 51,000 square foot facility from an unrelated third-party in Daytona Beach, Florida. The lease is a sublease and calls for monthly base rent of $28,177.50 from May 2020 through April 2021, monthly base rent of 28,741.05 from May 2021 to April 2022, and monthly base rent of $29,315 from May 2022 to April 2023. The Company has an option to extend the lease for a period of 4 years on similar terms.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol “BLMS”.

Holders

As of April 12, 2022, we had approximately 172 shareholders holding 13,111,220 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Option Plan. The Company has awarded 3,200,000 of the total 4,000,000 options that are available under the plan. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

Results of Operations

Results of Operations during the year ended December 31, 2021, as compared to the year ended December 31, 2020

Our net revenue for the year ended December 31, 2021, was $8,491,651, compared to $1,316,304 for the same period in 2020. The increase in revenue is due to a full year of operation for 2021 versus 2020 is because of the acquisition made in the 4th quarter of 2020 bring substantially more revenue into the Company.

Our cost of goods sold for the year ended December 31, 2021, was $4,708,195, compared to $914,759 the same period in 2020. The increase in cost of goods is directly correlated with the growth in revenue.  Gross margin improved from 30% to 45%.

Our general and administrative expense for the year ended December 31, 2021, was $897,335, compared to $110,520 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our salaries expense for the year ended December 31, 2021, was $1,576,544, compared to $258,913 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our rent expense for the year ended December 31, 2021, was $422,527, compared to $146,013 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our Utilities expense for the year ended December 31, 2021, was $120,414, compared to $29,956 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our professional fees expense for the year ended December 31, 2021, was $106,750, compared to $18,728 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our consulting expense for the year ended December 31, 2021, was $721,862 compared to $667,976 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our depreciation expense for the year ended December 31, 2021, was $381,169, compared to $232,271 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our bad debt expense for the year ended December 31, 2021, was $80,000, compared to $0 for the same period in 2020. This increase was mainly due to 2020 being a stub year and a full year of operations in 2021.

Our share-based expense for the year ended December 31, 2021, was $277,333, compared to $0 for the same period in 2020. This increase was mainly due to the adoption of our stock option plan.

Our gain on debt settlement for the year ended December 31, 2021, was $312,583, compared to $0 for the same period in 2020. This increase was mainly due to the forgiveness of our PPP loan.

Our other income for the year ended December 31, 2021, was $84,628, compared to $0 for the same period in 2020.

Our financing fees expense for the year ended December 31, 2021, was $1,273,507, compared to $36,860 for the same period in 2020. This increase was mainly due to the issuance of warrants and OID on the notes payable.

Our Interest expense for the year ended December 31, 2021, was $252,453, compared to $70,974 for the same period in 2020. This increase was mainly due to the company borrowing capital to grow the business.

Our net loss for the year ended December 31, 2021, was $2,011,327 compared to $1,170,666 for the same period in 2020. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of December 31, 2021, the Company current assets of $1,513,667 and total assets of $4,007,465. As of December 31, 2020, the Company current assets of $450,711 and total assets of $3,193,657.

As of December 31, 2021, the Company current liabilities of $5,327,491 and total Liabilities of $5,577,014 As of December 31, 2020, the Company current liabilities of $3,483,329 and total liabilities of $4,457,673

The following table summarizes our cash flows for the fiscal years ended December 31, 2021, and December 31, 2020:

	2021	2020
Net cash provided (used) from operating activities	$(98,519)	$821,026
Net cash used in investing activities	(798,299)	(2,702,687)
Net cash provided by financing activities	1,095,128	1,952,821
Net Increase In Cash	$198,310	$71,160

Going Concern

Our operating losses and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangement

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bloomios, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bloomios, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 15, 2022

Bloomios, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash	$270,515	$72,205
Accounts receivable - Net	55,713	36,274
Inventory	512,203	292,232
Deposits	675,236	50,000
Total Current Assets	1,513,667	450,711

Property and Equipment - Net	1,862,310	2,070,416
Loan receivable	50,000	50,000
Right of use asset	214,198	258,019
Goodwill	300,000	300,000
Other assets	67,290	64,511
Total Assets	$4,007,465	$3,193,657

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable - trade	$2,236,298	$1,747,852
Accrued expenses	213,687	73,501
Accrued Interest related party	23,337	14,235
Unearned revenue	239,561	149,966
Customer JV account liabilities	300,000	600,000
Lease liability current	114,675	114,675
Notes payable – current portion	831,000	150,000
Notes payable PPP	-	310,000
Notes payable - related party	91,500	120,800
Notes payable - convertibles (net of debt discount)	1,277,433	202,300
Total Current Liabilities	5,327,491	3,483,329
Long-Term Debt:
Lease liability	99,523	143,344
Notes payable	150,000	831,000
Total Liabilities	5,577,014	4,457,673

Stockholders’ (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	-	-
Preferred series B stock ($0.00001 par value; 800 shares authorized; 800 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	-	-
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 310,000 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	3	-
Shares to be issued	61,500	-
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,702,134 and 12,508,011 shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	144	125
Additional paid-in capital	4,704,193	3,059,920
Accumulated deficit	(6,335,389)	(4,324,061)
Total Stockholders’ (Deficit)	(1,569,549)	(1,264,016)
Total Liabilities and Stockholders’ Deficit	$4,007,465	$3,193,657

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statements of Operations
for the years ended December 31,

	2021	2020

Sales	$8,491,651	$1,316,304
Cost of Goods Sold	4,708,195	914,759
Gross Profit	3,783,456	401,545

General and Administrative expense	897,335	110,520
Salaries	1,576,544	258,913
Rent	422,527	146,013
Utilities	120,414	29,956
Professional fees	106,750	18,728
Consulting	721,862	667,976
Depreciation	381,169	232,271
Reserve for Bad Debt expense	80,000	-
Share based Expense	277,333	-
Total Expenses	4,583,934	1,464,377
Net Profit from Operations	(800,478)	(1,062,832)

Other Income / (Expenses)
Gain on Debt settlement	312,583	-
Other Income	84,628	-
Shares issued for inducement	(82,100)	-
Financing Fees	(1,273,507)	(36,860)
Interest Expense	(252,453)	(70,974)
Net Profit / (Loss) Before Income Taxes	(2,011,327)	(1,170,666)
Income Tax Expense	-	-
Net Income / (Loss)	$(2,011,327)	$(1,170,666)

NET INCOME / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.16)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,626,145	12,508,011

The accompanying notes are an integral part of these financial statements

Bloomios Inc.
Consolidated Statements of Stockholders Equity
December 31, 2021

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance share at December 31, 2019	12,508,011	$125	$-	$-	$-	$2,680,399	$(3,153,395)	$(472,871)

Capital Contributions	-	-				11,225	-	11,225
CBD Equity						368,296		368,296
								-
Net Loss							(1,170,666)	(1,170,666)
Balance share at December 31, 2020	12,508,011	$125	$-	$-	$-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-		388,489	-	388,501
Warrants issued				-		636,261	-	636,261
Preferred shares issued			10,800	2		-		-
Preferred shares issued for debt conversion			310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	4				(4)		-
Shares issued for inducement	40,000	4				42,196		42,200
Share based expense for stock options issued						277,333		277,333
Shares to be issued for inducement		-			61,500	-		61,500
Net Loss							(2,011,328)	(2,011,328)
Balance share at December 31, 2021	12,702,134	144	320,800	3	61,500	4,704,193	(6,335,389)	(1,569,549)

The accompanying notes are an integral part of these financial statements

Bloomios Inc.
Consolidated Statements of Cashflows
for the years ended December 31,

	2021	2020
Cash provided (used) from operating activities
Net Loss	$(2,011,328)	$(1,170,666)
Depreciation	381,169	232,271
Gain on debt settlement	(312,583)	-
Shares issued for inducement	1,128,462	-
Share based expense	277,333	-
Change in Debt Discount	(46,712)	-
Change in Accounts Receivable	(19,439)	(36,274)
Change in inventory	(219,971)	(292,232)
Change in other assets	(2,779)	(64,511)
Change in JV liabilities	-	600,000
Change in Accounts Payable and Accrued Expenses	628,632	1,388,237
Change in Accrued Expenses - related party	9,102	14,235
Change in Unearned Revenue	89,595	149,966
Net cash provided (used) from operating activities	(98,519)	821,026

Cash used in investing activities
Purchase of Equipment	(798,299)	(2,302,687)
Investment in series B	-	(50,000)
Shareholder loan	-	(50,000)
Investment in XLR	-	(300,000)
Net cash used in investing activities	(798,299)	(2,702,687)

Cash provided by financing activities
Proceeds from Notes Payable	1,623,109	1,452,500
Payment on notes payable	(498,681)	-
Contributed Capital	-	379,521
Proceeds from (payments to) Notes Payable related parties	(29,300)	120,800
Net cash provided by financing activities	1,095,128	1,952,821
Net Increase In Cash	198,310	71,160

Cash At Beginning of Period	72,205	1,045

Cash At End of Period	$270,515	$72,205

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

Bloomios Inc.

Notes to the Consolidated Financial Statements

December 31, 3021 and 2020

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

Bloomios manufactures, markets and distributes U.S. hemp--derived supplements and cosmetic products through wholesale and retail distribution channels in the U.S. through its wholly- owned subsidiary Bloomios Private Label (“BPL”). BPL is an innovative leader in quality manufacturing, processing, sourcing and distributing of cannabidiol products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer one of the largest collections of customizable hemp--derived products that includes over 80 products across 7 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages and pet treats.

Bloomios is headquartered in Santa Barbara, California with its operations in Daytona Beach, Florida. Bloomios intends to grow by increasing production capacity and by an acquisition strategy that is currently in development. Currently, Bloomios is principally a business-to--business operation with plans to sell direct -to -consumers in the future.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $ 1,569,549 and a net loss of $2,011,327 for the year ended December 31, 2021. The Company also had an accumulated deficit of $6,335,389 as of December 31, 2021. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

To address the aforementioned, management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements; and 3) focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared on a consolidated basis with CBDBP as a wholly owned subsidiary. The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly -owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

On February 11, 2021, the Company entered into a non-binding Letter of (the “LOI”) with CBD Brand Partners, LLC., a Wyoming limited liability company (“CBDBP”). Under the terms of the LOI, the Company agreed to acquire CBDBP as its wholly owned subsidiary by merging CBDBP with the Company (the “Merger”), such that the Company would acquire all of the outstanding membership interests of CBDBP and the holders of the membership interests of CBDBP, immediately prior to the Merger, would receive 10,000 shares of Series A Preferred Stock, 800 shares of Series B Preferred Stock and 1,200,000 shares of Series C Preferred Stock.

On April 12, 2021, the Company completed the acquisition CBDBP. Under the terms of the agreement, the Company issued 10,000 shares of its Series A Preferred Stock at $0.00001 per share (the par value) and 800 shares of its Series B Preferred Stock at $0.00001 per share (the par value), and no shares of the Series C Preferred Stock, to the owners of CBDBP as the purchase price.

The acquisition of CBD Brand Partners, LLC, by Bloomios, Inc. (formerly XLR Medical Corp) was treated as a capital transaction because Bloomios was a non-operating public shell company. Pursuant to ASC 805, the transaction does not meet the definition of a business. Therefore, we accounted for the transaction as a capital transaction and the shares issued for the transactions were valued at Par ($.00001) and recorded to additional paid in capital, since the net assets of Bloomios, Inc. were negative (~$30,000).

The financial statements have been prepared on a consolidated basis with CBDBP as a wholly owned subsidiary. The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly--owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $ 250,000 per commercial bank, at times we may exceed the FDIC limits. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2021, and December 31, 2020, we had a reserve for potentially un-collectable accounts of $80,000 and $0 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2021, and December 31, 2020, we had a reserve for potentially obsolete inventory of $150,000 and $0 respectively.

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

An entity transfers control of a good or service over time and satisfies a performance obligation and recognizes revenue over time if one of the following criteria is met:

a)	The customer receives and consumes the benefits provided by the entity’s performance as the entity performs (as described in FASB ASC 606-10-55-5 through 55-6).

b)	The entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced (as described in FASB ASC 606-10-55-7).

c)

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

Performance obligations Satisfied at a Point in Time FASB ASC 606-10-25-30

If a performance obligation is not satisfied over time, the performance obligation is satisfied at a point in time. To determine the point in time at which a customer obtains control of a promised asset and the entity satisfies a performance obligation, the entity should consider the guidance on control in FASB ASC 606-10-25-23 through 25-26. In addition, it should consider indicators of the transfer of control, which include, but are not limited to, the following:

a)	The entity has a present right to payment for the asset

b)	The customer has legal title to the asset

c)	The entity has transferred physical possession of the asset

d)	The customer has the significant risks and rewards of ownership of the asset

e)	The customer has accepted the asset

The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company only applies the five- step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. In addition, a) the Company also does not have an alternative use for the asset if the customer were to cancel the contract, and b.) has a fully enforceable right to receive payment for work performed (i.e., customers are required to pay as various milestones and/or timeframes are met).

Also, from time to time we require deposits from our customers. As of December 31, 2021, and December 31, 2020, we had $239,561 and $149,966 of deferred revenue respectively.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On December 31, 2021, we had outstanding common shares of 12,702,134 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the years ended December 31, 2021, and 2020, were 12,626,145 and 12,508,011 respectively. As of December 31, 2021, we had convertible notes to potentially convert into approximately 1,327,778 of additional common shares and 1,300,932 common stock warrants convertible into an additional 1,300,932 common shares. Fully diluted weighted average common shares and equivalents for the years ended December 31, 2021 and 2020, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the years ended December 31, 2021, and 2020.

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share -Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation- Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option -pricing model that meets certain requirements. We use the Black-Scholes option- pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black -Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black -Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility. For the “risk--free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. It is also adjusted to account for the restricted and thinly traded nature of the shares. The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,200,000 of the total 4,000,000 options that are available under the plan. As a result, for the years ended December 31, 2021 and 2020 our share-based expense was $277,233 and $0 respectively.

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

As of December 31, 2021, we had a net operating loss carry-forward of approximately $(6,335,389), and a deferred tax asset of $1,330,432 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,330,432). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2021	December 31, 2020
Deferred Tax asset	$1,330,432	$908,053
Valuation Allowance	(1,330,432)	(908,053)
Deferred Tax Asset (Net	$-	$-

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

Given the foregoing, all existing liabilities would be time barred by the statute of limitations:

	Last 10-Q	Last 10-K
	10/31/2007	1/31/2007
Accounts payable	$94,888	$85,225
Accrued liabilities	25,347	18,935
Due to related parties	293,931	248,636
Loans payable	409,000	397,000
Total Liabilities	$823,166	$749,796

Therefore, the Company made the decision to write-off the Related Party Loans, Accrued Interest and Other Payables totaling $ 823,166 as of January 31, 2017. The debts were written off against Additional Paid in Capital—per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

NOTE 5 - EQUITY

Capitalization

The Company is authorized to issue a total of 950,000,000 shares of capital stock, consisting of, 945,000,000 Common Stock and 5,000,000 Preferred Stock.

Common Stock

The Company is authorized to issue 945,000,000 shares of Common Stock at $0.00001 par value per share.

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

On July 9, 2021 we entered into a purchase agreement with Burdell Partners LLC, hereinafter (“BP”), pursuant to which BP has agreed to purchase from us up to an aggregate of $6,500,000 of our common stock (subject to certain limitations) from time to time over the term of the Purchase Agreement. Also, on July 9, 2021, we entered into a registration rights agreement with BP, which we refer to in this prospectus as the Registration Rights Agreement, pursuant to which we are required to file with the SEC a registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to BP under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we were required to issue 50,000 shares of our common stock (which are yet to be issued) and 50,000 warrants to BP as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, which we refer to in this prospectus as the Commitment Shares and Commitment Warrants.

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

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,200,000 of the total 4,000,000 options that are available under the plan.

Total issued and outstanding shares as of December 31, 2021, is 12,702,134.

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

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $ 252,875.00 and the Company paid the amount on April 6, 2021. The note has been paid in full.

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

On July 9, 2021, we entered into a purchase agreement with Burdell Partners, LLC< hereinafter (“BP”), pursuant to which BP has agreed to purchase from us up to an aggregate of $6,500,000 of our common stock (subject to certain limitations) from time to time over the term of the Purchase Agreement. Also, on July 9, 021, we entered into a registration rights agreement with BP, which we refer to in this prospectus as the Registration Rights Agreement, pursuant to which we are required to file with the SEC a registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to BP under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we were required to issue 50,000 shares of our common stock (which are yet to be issued) and 50,000 warrants to BP as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, which we refer to in this prospectus as the Commitment Shares and Commitment Warrants.

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

On January 11, 2019, the Company entered into Lease Services Agreement with a third-party company whereby the Company received funds in the amount of $ 300,000 as an advance on future services. The Company and third-party desired to reach an amicable settlement to the agreement and agreed on April 2, 2021, to enter into a settlement and mutual release agreement whereby the Company was released from its obligations and the third-party company received 310,000 shares of the Company’s Series C Convertible Preferred Stock.

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $ 252,875.00 and the Company paid the amount on April 6, 2021. The balance due on this note was $0.

On July 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Senior Secured Promissory Note (the “Note”) with first priority over all current and future indebtedness of the Company and any subsidiaries, whether such subsidiaries exist on the issue date or are created or acquired thereafter, excluding the note between the Company and Leonite Capital LLC., in the aggregate principal amount of up to $1,100,000 or so much as has been advanced in one or more tranches. The Note carries an original issue discount of $100,000, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the potential aggregate purchase price of the Note is $ 1,000,000. The initial tranche was paid upon closing in an amount of $500,000, resulting in a current face value of the Note of $550,000. The maturity date of each tranche of the Note is twelve months after the payment of such tranche. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note is secured with all of the assets of the Company, as described in the Security Agreement attached as Exhibit 10.3 to this Form S-1. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full ratchet anti-dilution protection provisions, and have an exercise price of $1.75 per share for 142,857 of the Warrants, and $ 2.25 per share for 111,111of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

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

On November 30, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Convertible Promissory Note (the “Note”) with the Company. The Note carries an original issue discount of $25,000, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the aggregate principle of the Note is $275,000. The Closing occurred on December 3, 2021, upon the Company receiving the purchase price of $250,000. The maturity date of each tranche of the Note is nine months after the payment. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note converts at a fixed rate of $1.08 into common stock unless there is a default under the agreements.

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

Warrants

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full-ratchet anti-dilution protection provisions, and have an exercise price of $1.08 per share for 250,000 Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

The foregoing summaries of the Purchase Agreement, the Note, the Warrants and the Security Agreement do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 10.1, 10.2, and 4.1, respectively, on Form 8-K filed on December 3, 2021, which are incorporated herein by reference.

On December 29, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest due at the rates of 12% per annum and is due upon demand.   The foregoing summary of the promissory note does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.1, to this Form 10-K filed, which is incorporated herein by reference.

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

On July 12, 2021, we issued 6,494 five-year common stock warrants exercisable at $1.925 per share.

On July 12, 2021, we issued 5,051 five-year common stock warrants exercisable at $2.475 per share.

On July 12, 2021, we issued 3,247 five-year common stock warrants exercisable at $1.925 per share.

On July 12, 2021, we issued 2,525 five-year common stock warrants exercisable at $2.475 per share.

On July 12, 2021, we issued 3,247 five-year common stock warrants exercisable at $1.925 per share.

On July 12, 2021, we issued 2,526 five-year common stock warrants exercisable at $2.475 per share.

On November 30, 2021, we issued 250,000 five-year common stock warrants exercisable at $1.08 per share.

On November 30, 2021, we issued 23,570 five-year common stock warrants exercisable at $1.188 per share.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019	-	$-	-	$-
Additions	350,000	1.00	350,000.00	1.00
	40,000	0.264	40,000.00	0.264
Expired	-	-	-
	-	-	-	-
Outstanding December 31, 2020	390,000	$0.920	390,000	0.920
Additions	950,932	1.65	950,932	1.65

Converted	(40,000)	0.260		0.260
Expired	-	-	-

Outstanding December 31, 2021	1,300,932	$1.43	1,300,932	1.43

NOTE 9 – SUBSEQUENT EVENTS

On January 26, 2022, the Company’s S-1 Registration Statement was declared effective.

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a service agreement.

On February 17, 2022, the Company issued 30,000 shares of common stock pursuant to an amendment to a secured convertible note.

On February 17, 2022, the Company issued 29,086 shares of common stock pursuant to an amendment to a senior secured convertible promissory note.

On February 17, 2022, the Company issued 50,000 commitment shares of common stock pursuant to an equity line of credit agreement.

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement.  The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to this Form 10-K filed, which are incorporated herein by reference.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation.  The agreements are Convertible Promissory Notesaccrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022 and mature on January 31, 2025.  They are also convertible into common stock at a fixed rate of $0.54 per share.The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to this Form 10-K filed, which are incorporated herein by reference.

On February 24, 2022, the Company entered into a Securities Purchase Agreement with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Convertible Promissory Note (the “Note”) with the Company. The Note carries an original issue discount of $18,450, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the aggregate principle of the Note is $172,200. The Closing occurred on February 24, 2022, upon the Company receiving the purchase price of $153,750. The Company is required to make 10 monthly payments beginning April 15, 2022, of $19,286.40. The Note provides that the Investor may not convert any amount of the Note unless the Note is in default and if that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. Additionally, if the Note is in default there is a 150% penalty. The Note converts at a rate of 25% discount to the lowest trading price for the 10 trading days prior to any such conversion.

The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to this Form 10-K filed, which are incorporated herein by reference.

On February 25, 2022, the Company dissolved its wholly owned subsidiary Bloomios Labs, LLC.

On March 3, 2022, the Company up listed to the OTCQB Venture Markets.

On March 31, 2022, we issued 39,285 five-year common stock warrants exercisable at $1.75 per share.

On March 31, 2022, we issued 39,285 five-year common stock warrants exercisable at $2.25 per share.

On March 31, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Convertible Promissory Note (the “Note”) with the Company. The Note carries an original issue of $12,500, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the aggregate principle of the Note is $137,500. The Closing occurred on March 31, 2022, upon the Company receiving the purchase price of $125,000. The maturity date of each tranche of the Note is nine months after the payment. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note converts at a fixed rate of $1.25 into common stock unless there is a default under the agreements. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement.

Warrants

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full ratchet anti-dilution protection provisions, and have an exercise price of $1.75 per share for 39,285 of the Warrants, and $ 2.25 per share for 30,555 of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.3, 10.2, 10.2 and 10.4, respectively, to this Form 10-K filed, which are incorporated herein by reference.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2021, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, on the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control— Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. We have identified the following material weakness as of December 31, 2021:

•	Lack of controls over inventory, and

•	Lack of an independent board to oversee management decisions and use of funds.

Remediation of Material Weakness in Internal Control

Presently, it will be difficult to mitigate or eliminate the material weaknesses in our internal controls. We do not currently possess sufficient resources to engage the additional personnel required to alleviate the weaknesses that stem from the lack of segregation of duties in the handling of cash, cash receipts and cash disbursements was not formalized. Moreover, it is difficult for small public companies such as ours to attract qualified independent directors given the obligations and risks attendant to such serving in such capacity; hence we will continue to operate with a 3 member board thereby failing to mitigate the weaknesses stemming from the lack of an independent board.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties;

(ii)	We will seek out independent board members; and

(iii)

We will attempt to implement the remediation efforts set out herein by the end of the 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

 Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this report. We have a Board comprised of three members. Each director holds office until a successor is duly elected or appointed. Executive Officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position with Us	Director or Officer Since
Michael Hill	45	CEO and Director	November 30, 2020
Barrett Evans	50	CSO, President and Director	June 16, 2021
John Bennett	61	CFO and Director	June 16, 2021

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Michael Hill. Mr. Hill is the Chief Executive Officer and Director of Bloomios. Mr. Hill is a seasoned executive and corporate advisor with over 20 years in both the private and public sectors. He co-founded and is the Managing Director of CBD Brand Partners, a brand accelerator that is vertically integrated within the hemp and CBD industry. In 2019, Mr. Hill co-founded Law For All and serves as the Chief Executive Officer, a legal technology platform and service provider. During 2015 to 2019 he served as the Chief Executive Officer of Total Sports Media, an online sports and entertainment media company. Over his tenure he has led and completed multiple mergers and acquisitions of a variety of companies, more specifically advertising, streaming media, data management, mobile and ad-tech driven companies. He has a deep understanding and experience in both pre-transaction and post-transaction operational planning and integration. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

Barrett Evans. Mr. Evans is the President, Chief Strategy Officer and Director of Bloomios. Mr. Evans has over 30 years of experience in both private and public company investing, finance, management, and restructuring. Mr. Evans currently sits on several board of directors for both private and public companies. Mr. Evans co-founded CBD Brand Partners. For the past decade, Mr. Evans has headed up Montecito Capital managing its investments. Mr. Evans has significant experience in investing in small companies and facilitating their growth, and in restructuring struggling companies. Mr. Evans has a Bachelor of Arts in Political Science from the University of California, Santa Barbara.

John Bennett. Mr. Bennett is the Chief Financial Officer and Director of Bloomios. Mr. Bennett is a seasoned executive, with over 30 years of experience in both the public and private sector. Mr. Bennett served as the Chief Financial Officer for Clean Energy Technologies, Inc. (CETY) from January 2005 thru March 2020 and served on the board of directors from September 2009 thru February 2018. While with CETY Mr. Bennett was an integral part of taking them public with the completion of their SB2 registration. From January of 2008 thru the present Mr. Bennett ran his own consulting firm, focusing on public companies in the microcap space. He has extensive experience with the public reporting requirements with the SEC, including 10K, 10Q including S1 and Reg A registrations statements and audit interface with PCAOB audit firms. He has been in the Manufacturing Industry for over 30 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, Mr. Bennett Holds a Bachelor of Science degree in Accounting from Mesa University and a Master of Science in Finance degree from the University of Colorado.

Former Officers and Directors

Bryan Glass, was appointed interim-Director, President, Secretary and Treasurer on November 30, 2018 and on January 16, 2019, Mr. Glass became the sole director of the Company. Mr. Glass resigned all positions with the Company. The resignation was not the result of any disagreement with the Company or any matter related to the Company’s operations, policies or practices.

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

All of our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

CODE OF ETHICS

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors; however, the Company is currently pursuing the addition of independent directors in an effort to list on a national exchange. We do not currently have a majority of independent directors as required by the NASDAQ listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have three executive officers and three directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer, President and Chief Financial Officer, which also comprise the Board, all three of the Directors are not independent — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and the Company has determined that this structure is currently the most appropriate Board leadership structure for our Company. Nevertheless, the Board intends to carefully evaluate from time to time whether our executive officers and director positions should be separated based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day-to-day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended December 31, 2021, the Board made a total of five (5) written consents in lieu of meetings. All members of the Board concurred with the written consents in lieu of Board meetings. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting of shareholders during the fiscal years ended December 31, 2021, and December 31, 2020. The Board now holds regular meetings and is planning an annual meeting of shareholders for the 3rd quarter of 2022.

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Bloomios Inc., Attention: Board of Directors, 201 W Montecito Street, Santa Barbara, CA, 93101. The Board will review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal years ended December 31, 2021, 2020, and 2019:

Based upon the recently executed executive employment agreements, the table will apply for the 2021 fiscal year.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Michael Hill (2) CEO, Chairman	2021	$300,000	$175,000	$-	$-	$-	$475,000
	2020	$217,500	$-	$-	$-	$-	$217,500
	2019	$175,000	$-	$-	$-	$-	$175,000
							$-
John Bennett (2) CFO, Treasurer and Director	2021	$150,000	$85,000	$-	$-	$-	$235,000
	2020	$5,500	$-	$-	$-	$-	$5,500
	2019	$-	$-	$-	$-	$-	$-
							$-
Barrett Evans (2) CSO, President, Secretary and Director	2021	$262,500	$175,000	$-	$-	$-	$437,500
	2020	$210,000	$-	$-	$-	$-	$210,000
	2019	$175,000	$-	$-	$-	$-	$175,000

(1)	Note that the Bonus amount is an up to amount and is subject to performance milestones.
(2)	A stock option plan has yet to be adopted by the Company. However, 2,000,000 options will be awarded to the 3 executive officers at such time as the Company approves a stock option plan.

Employment Agreements

We currently have employment agreements with three (3) executives of the Company. For copies of these agreements, refer to our filing with the SEC on Form 8-K filed on June 21, 2021. Mr. Hill’s received 3-year employment agreement as Chief Executive Officer with a base salary of $300,000; Mr. Evans received a 3-year employment agreement as Chief Strategy Officer and President with a base salary of $300,000; and Mr. Bennett received a 3-year employment agreement as Chief Financial Officer with a base salary of $150,000. Each executive will be eligible to receive bonuses, benefits and other benefits as per their contracts and as approved by the Board.

Outstanding Equity Awards at Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

We have provided no compensation to our directors for their services provided as directors.

Recent Developments

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Michael Hill 201 W Montecito St, Santa Barbara, CA 93101	4,073,823	31.92%
Barrett Evans 201 W Montecito St, Santa Barbara, CA 93101	4,274,177	33.49%
John Bennett 201 W Montecito St, Santa Barbara, CA 93101	0	0.00%
All Directors and Officers as a Group	8,348,000	65.41%
5% shareholders
Aline Elkayam 104 Chelsea Place Avenue Ormond Beach, FL 32174	1,485,325	11.64%
Bibi Daprile 12 Windong Creek Way Ormond Beach, FL 32174	1,485,325	11.64%
Michael Hill 201 W Montecito St, Santa Barbara, CA 93101	4,073,823	31.92%
Barrett Evans 201 W Montecito St, Santa Barbara, CA 93101	4,274,177	33.49%
5% shareholders as a group	11,318,650	88.69%
Total Directors and Officers and 5% Shareholders	11,318,650	88.69%
*Less than 1%

______________

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 201 W. Montecito Street, Santa Barbara, CA 93101.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 12,702,134 shares of common stock issued and outstanding on a fully diluted basis as of April 12, 2021. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. All the share amounts listed represent common stock held. No derivatives are outstanding as the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On February 19, 2019, the company entered into a promissory note with a related party in the amount of $17,000, with an interest due at the rates of 8% per annum and a due date of February 19, 2020.

On March 31, 2019, the company entered into a promissory note with a related party in the amount of $9,300, with an interest due at the rates of 8% per annum and a due date of March 31, 2020.

On March 31, 2019, the company entered into a promissory note with a related party in the amount of $14,500, with an interest due at the rates of 8% per annum and a due date of March 30, 2020.

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

On December 29, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest due at the rates of 12% per annum and is due upon demand.

The Company’s corporate offices are located in Santa Barbara, California are provided to the Company free of charge from a related party.

Director Independence

Our Board of Directors currently consists of three members, who does not qualify as an independent director in accordance with the listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by our directors with regard to their business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2021, and 2020 provided by BF Borgers CPA PC.

	2021	2020
Audit Fees	$63,200	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$63,200	$15,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

1.	The financial statements of the Company and the report of BF Borgers CPA PC are included in Part II, Item 8:

2.	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
4.1	Promissory Note dated December 28, 2021 issued in favor of AGPL Acquisition	*
4.2	Promissory Note dated February 24, 2022 in favor of Sixth Street	*
4.3	Promissory Note dated March 31, 2022 in favor of MacRab	*
4.4	Letter of Engagement	*
10.1	Securities Purchase Agreement Sixth Street	*
10.2	Securities Purchase Agreement MacRab	*
10.3	Form of Warrant 1	*
10.4	Form of Warrant 2	*
10.5	Promissory Note	*
10.6	Promissory Note	*
10.7	Promissory Note	*
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1 *	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2 *	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

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

Bloomios, Inc.

Date: April 15, 2022	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2022	By:	/s/ John Bennett
John Bennett
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2022	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2022	By:	/s/ John Bennett
John Bennett
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2022	By:	/s/ Barrett Evans
Barrett Evans
President, Chief Strategy Officer and Director

