Form 10-Q
period 2022-03-31
BLOOMIOS, INC.
filed 2022-05-13
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-257890

BLOOMIOS, INC.

Nevada	87-4696476
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

At May 12, 2022, there were 13,111,220 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, such as the COVID-19 outbreak and associated business disruptions including delayed clinical trials and laboratory resources, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bloomios, Inc., unless otherwise indicated.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloomios, Inc.
Consolidated Balance Sheet

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$247,908	$270,515
Accounts receivable - net	73,675	55,713
Inventory	413,483	512,203
Prepaid Expenses	255,000	-
Deposits	680,394	675,236
Total Current Assets	1,670,460	1,513,667

Property and Equipment - Net	1,786,208	1,862,310
Loan receivable	50,000	50,000
Right of use asset	203,543	214,198
Goodwill	300,000	300,000
Other assets	67,290	67,290
Total Assets	$4,077,501	$4,007,465

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable - trade	$1,128,299	$2,236,298
Accrued expenses	257,088	213,687
Accrued Interest related party	50,279	23,337
Unearned revenue	325,336	239,561
Customer JV account liabilities	300,000	300,000
Lease liability current	104,020	114,675
Notes payable	831,000	831,000
Notes payable - related party	292,861	91,500
Notes Payable - Convertibles Related Party	1,274,935	-
Notes payable - convertibles (net of debt discount)	1,598,729	1,277,433
Total Current Liabilities	6,162,547	5,327,491
Long-Term Debt:
Lease liability	99,523	99,523
Notes payable	150,000	150,000
Total Liabilities	6,412,070	5,577,014

Stockholders' (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0	0
Preferred series B stock ($0.00001 par value; 800 shares authorized; 800 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0	0
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 310,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Shares to be issued	-	61,500
Common stock ($0.00001 par value; 950,000,000 shares authorized; 12,702,134 and 12,508,011 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	185	144
Additional paid-in capital	5,256,365	4,704,193
Accumulated deficit	(7,591,122)	(6,335,389)
Total Stockholders' (Deficit)	(2,334,569)	(1,569,549)
Total Liabilities and Stockholders' Deficit	$4,077,501	$4,007,465

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the three months ended March 31,

	2022	2021

Sales	$1,494,390	$2,162,032
Cost of Goods Sold	854,283	1,126,244
Gross Profit	640,107	1,035,788

General and Administrative expense	356,977	210,166
Salaries	601,430	368,660
Rent	101,883	129,735
Utilities	27,123	33,453
Professional fees	64,164	26,120
Consulting	237,948	217,352
Depreciation	95,174	96,106
Share based Expense	95,467	-
Total Expenses	1,580,166	1,081,592
Net Profit From Operations	(940,059)	(45,804)

Other Income / (expenses)
Shares issued for inducement	(82,100)	-
Financing Fees	(47,371)	(1,492,127)
Interest Expense	(186,203)	(30,544)
Net Profit / (Loss) Before Income Taxes	(1,255,733)	(1,568,475)
Income Tax Expense	-	-
Net Profit / (Loss)	$(1,255,733)	$(1,568,475)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,847,729	12,515,789

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Stockholders Equity
March 31, 2022

	Common Stock .00001 Par		Preferred Stock .00001 Par
Description	Shares	Amount	Shares	Amount	Shares to be issued	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
December 31, 2020	12,508,011	$125	$-	$-	$-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-		388,489	-	388,501
Warrants issued			-	-		969,849	-	969,849
								-
Net Loss							(1,568,475)	(1,568,475)
March 31, 2021	12,624,678	$137	$-	$-	$-	$4,418,258	$(5,892,536)	$(1,474,141)

Preferred shares issued			10,800	0		(0)		-
Preferred shares issued for debt conversion			310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	4				(4)		-
								-
Net Loss							432,298	432,298
June 30, 2021	12,662,134	$140	$320,800	$3	$-	$4,718,252	$(5,460,238)	$(741,843)

Shares to be issued for inducement	-	-			82,100	-		82,100
								-
Net Loss							(296,209)	(296,209)
September 30, 2021	12,662,134	$140	$320,800	$3	$82,100	$4,718,252	$(5,756,447)	$(955,952)

Shares issued for inducement	40,000	4			(20,600)	42,196		21,600
Warrants Issued						(333,588)		(333,588)
Share based expense for stock options						277,333		277,333
								-
Net Loss							(578,942)	(578,942)
December 31, 2021	12,702,134	$144	$320,800	$3	$61,500	$4,704,193	$(6,335,389)	$(1,569,549)

Shares issued for inducement	59,086	6				60,262		60,268
Shares issued for inducement from to be issued	50,000	5			(61,500)	61,495		-
Warrants Issued						28,979		28,979
Shares issued for prepaid services	300,000	30				305,970		306,000
Vested Stock options						95,466		95,466
								-
Net Loss							(1,255,733)	(1,255,733)
March 31, 2022	13,111,220	$185	$320,800	$3	$-	$5,256,365	$(7,591,122)	$(2,334,569)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Cashflows
for the three months ended March 31,

	2022	2021
Cash provided (used) from operating activities
Net Income (Loss)	$(1,255,734)	$(1,568,475)
Depreciation	95,174	96,106
Shares issued for inducement	140,247	-
Share based expense	95,467	-
Finance fees and debt discount	231,672	-
Change in accounts receivable	(17,962)	(17,411)
Change in inventory	98,720	13,142
Shares and warrants issued		1,358,350
Change in other assets	-	(3,936)
Change in Accounts Payable and Accrued Expenses	174,502	212,872
Change in Accrued Expenses - related party	26,942	3,624
Change in Unearned Revenue	85,775	(10,952)
Net cash provided (used) from operating activities	(325,197)	83,320

Cash used in investing activities
Purchase of Equipment	(24,230)	(43,528)
Net cash used in investing activities	(24,230)	(43,528)

Cash provided by financing activities
Proceeds from Notes Payable	309,700	798,109
Payment on notes payable	(132,880)	-
Proceeds from (payments to) Notes Payable related parties	150,000	(20,000)
Net cash provided by financing activities	326,820	778,109
Net Increase (Decrease) In Cash	(22,607)	817,901

Cash At Beginning of Period	270,515	72,205

Cash At End of Period	$247,908	$890,106

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Consolidated financial statements

March 31, 2022

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $2,334,569 and a net loss of $1,255,733 for the three months ended March 31, 2022. The Company also had an accumulated deficit of $7,591,122 as of March 31, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2022, and December 31, 2021, we had a reserve for potentially un-collectable accounts of $80,000 and $0 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $150,000 and $0 respectively.

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

Also, from time to time we require deposits from our customers. As of March 31, 2022, and December 31, 2021, we had $325,336 and $239,561 of deferred revenue, respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On March 31, 2022, we had outstanding common shares of 13,111,220 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended March 31, 2022, and 2021, were 12,847,729 and 12,515,789 respectively. As of March 31, 2022, we had convertible notes to potentially convert into approximately 3,962,826 of additional common shares,1,386,155 common stock warrants convertible into an additional 1,386,155 common shares and 3,445,000 of employee stock options convertible into additional shares of common stock. Fully diluted weighted average common shares and equivalents for the three months ended March 31, 2022, and 2021, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended March 31, 2022, and 2021.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,445,000 of the total 4,000,000 options that are available under the plan. As a result, for the three months ended March 31, 2022, and December 31, 2021, our share-based expense was $95,467 and $277,233 respectively.

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

As of March 31, 2022, we had a net operating loss carry-forward of approximately $(7,591,122), and a deferred tax asset of $1,594,136 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,594,136). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On March 31, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2022	December 31, 2021
Deferred Tax asset	$1,594,136	$1,330,432
Valuation Allowance	(1,594,136)	(1,330,432)
Deferred Tax Asset (Net	$-	$-

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

Update 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Update 2021-03—Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events

Update 2018-17—Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

NOTE 4 - EQUITY

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a service agreement.

On February 17, 2022, the Company issued 30,000 shares of common stock pursuant to an amendment to a secured convertible note.

On February 17, 2022, the Company issued 29,086 shares of common stock pursuant to an amendment to a senior secured convertible promissory note.

On February 17, 2022, the Company issued 50,000 commitment shares of common stock pursuant to an equity line of credit agreement that we entered into July 9, 2021.

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

Total issued and outstanding shares as of March 31, 2022, was 13,111,220.

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

NOTE 5 - NOTES PAYABLE

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

On January 11, 2019, the Company entered into Lease Services Agreement with a third-party company whereby the Company received funds in the amount of $300,000 as an advance on future services. The Company and third-party desired to reach an amicable settlement to the agreement and agreed on April 2, 2021, to enter into a settlement and mutual release agreement whereby the Company was released from its obligations and the third-party company received 310,000 shares of the Company’s Series C Convertible Preferred Stock

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $ 252,875.00 and the Company paid the amount on April 6, 2021. The balance due on this note was $0.

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

On December 29, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest due at the rates of 12% per annum and is due upon demand. The foregoing summary of the promissory note does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.1, to Form 10-K filed with the SEC on April 15, 2022, which is incorporated herein by reference.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022 and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

Warrants

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full ratchet anti-dilution protection provisions, and have an exercise price of $1.75 per share for 39,285 of the Warrants, and $2.25 per share for 30,555 of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.3, 10.2, 10.2 and 10.4, respectively, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2022, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 6 – WARRANTS

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

On March 1, 2022, we issued 11,097 five-year common stock warrants exercisable at $1.12 per share.

On March 31, 2022, we issued 39,285 five-year common stock warrants exercisable at $1.75 per share.

On March 31, 2022, we issued 30,555 five-year common stock warrants exercisable at $2.25 per share.

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.920	390,000	0.920
Additions	950,932	1.65	950,932	1.65

Converted	(40,000)	0.260		0.260
Expired	-	-	-

Outstanding December 31, 2021	1,300,932	$1.43	1,300,932	1.43
Additions	85,223	1.85	85,223	1.85

Converted	-	-		-
Expired	-	-	-

Outstanding March 31, 2022	1,386,155	$1.46	1,386,155	1.46

NOTE 7 – SUBSEQUENT EVENTS

On May 2, 2022, the Company entered into an amendment to a senior secured convertible promissory note pursuant to which the Company agreed to issue 60,000 shares of common stock and increase the principal amount due under the note by $30,000.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2022, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Results of Operations during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021

During the three months ended March 31, 2022, and 2021, Our net revenue for the three months ended March 31, 2022, was $1,494,390 compared to $2,162,032, for the same period in 2021.

Our cost of goods sold for the three months ended March 31, 2022, was $854,283, compared to $1,126,244 for the same period in 2021.

Our general and administrative expense for the three months ended March 31, 2022, was $356,977, compared to $210,166 for the same period in 2021. This increase was mainly due to the acquisition.

Our salary expense for the three months ended March 31, 2022, was $601,430 compared to $368,660 for the same period in 2021. This increase was mainly due to the acquisition.

Our rent expense for the three months ended March 31, 2022, was $101,883, compared to $129,735 for the same period in 2021.

Our utilities expense for the three months ended March 31, 2022, was $27,123, compared to $33,453 the same period in 2021.

Our professional fees expense for the three months ended March 31, 2022, was $64,164, compared to $26,120 for the same period in 2021. This increase was mainly due to the acquisition of CBDBP.

Our consulting expense for the three months ended March 31, 2022, was $237,948 compared to $217,352 for the same period in 2021. This increase was mainly due to acquisition and related expenses.

Our depreciation expense for the three months ended March 31, 2022, was $95,174, compared to $96,106 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our share-based expense for the three months ended March 31, 2022, was $95,174, compared to $0 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our shares issued for inducement expense for the three months ended March 31, 2022, was $82,100, compared to $0 for the same period in 2021. This increase was mainly due to the issuance of commitment shares.

Our financing fees expense for the three months ended March 31, 2022, was $47,371, compared to $1,492,127 for the same period in 2021. This decrease was mainly due to the issuance of commitment shares and common stock warrants in 2021.

Our Interest expense for the three months ended March 31, 2022, was $186,203, compared to $30,544 for the same period in 2021. This increase was mainly due to the acquisition of CBDBP.

Our net loss for the three months ended March 31, 2022, was $1,255,733 compared to $1,568,475 for the same period in 2021. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of March 31, 2022, the Company current assets of $1,670,460 and total assets of $4,077,501 As of December 31, 2021, the Company current assets of $1,513,667 and total assets of $4,007,465.

As of March 31, 2022, the Company current liabilities of $6,162,547 and total Liabilities of $6,412,070 As of December 31, 2021, the Company current liabilities of $5,327,491 and total liabilities of $5,577,014

The Company has funded its operations from contributions made by management and outside investors. The Company has a funding agreement with a third-party investor as discussed above; however, the investor’s obligation to provide additional capital is solely at the third-party’s discretion.

At present, the Company has business operations which management believes are sufficient to allow the Company to maintain operations. The Company’s cash requirements to continue to grow the Company may exceed cash flow from operations requiring the Company to seek additional capital sources. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021.

	2022	2021
Net cash provided (used) from operating activities	$(325,197)	$83,320
Net cash used in investing activities	(24,230)	(43,528)
Net cash provided by financing activities	326,820	778,109
Net Increase (Decrease) In Cash	$(22,607)	$817,901

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2022, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it. The Company is currently a party to two arbitrations and has a default judgment against it that has just become known to the Company. Our counsel is filing an action to have the judgment set aside and to either litigate or reach a resolution. These items are not of a material nature to the Company.

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

On July 9, 2021, we entered into a purchase agreement with Burdell Partners LLC, hereinafter (“BP”), pursuant to which BP has agreed to purchase from us up to an aggregate of $6,500,000 of our common stock (subject to certain limitations) from time to time over the term of the Purchase Agreement. Also, on July 9, 2021, we entered into a registration rights agreement with BP, which we refer to in this prospectus as the Registration Rights Agreement, pursuant to which we are required to file with the SEC a registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to BP under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we were required to issue 50,000 shares of our common stock (which are yet to be issued) and 50,000 warrants to BP as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, which we refer to in this prospectus as the Commitment Shares and Commitment Warrants.

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

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. As of March 31, 2022, the Company has awarded 3,445,000 of the total 4,000,000 options that are available under the plan.

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.3, 10.2, 10.2 and 10.4, respectively, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are incorporated by reference:

(1)	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.
(2)	Incorporated by reference from current report on Form 8-K filed on September 17, 2004.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006 filed on December 15, 2006.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on September 12, 2003.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 filed on April 30, 2019.
(6)	Incorporated by reference from the Company s Registration Statement on Form 10/A filed on June 18, 2019.
*	Filed herewith.

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

BLOOMIOS, INC.

Date: May 12, 2022	By:	/s/ Michael Hill
Michael Hill Chief Executive Officer

Date: May 12, 2022	By:	/s/ John Bennett
John Bennett Chief Financial Officer

