Form 10-Q
period 2022-06-30
BLOOMIOS, INC.
filed 2022-08-22
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-257890

BLOOMIOS, INC.

Nevada	87-4696476
(State of Incorporation)	(I.R.S. Employer Identification Number)

701 Anacapa St, Suite C Santa Barbara, CA 93101

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

At August 12, 2022, there were 13,171,220 shares of common stock outstanding.

2

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

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Bloomios, Inc., unless otherwise indicated.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Bloomios, Inc.

Consolidated Balance Sheet

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$61,849	$270,515
Accounts receivable - net	65,708	55,713
Inventory	307,628	512,203
Prepaid Expenses	178,500	-
Deposits	2,155	675,236
Total Current Assets	615,840	1,513,667

Property and Equipment - Net	2,359,460	1,862,310
Loan receivable	50,000	50,000
Right of use asset	197,267	214,198
Goodwill	300,000	300,000
Other assets	67,290	67,290
Total Assets	$3,589,857	$4,007,465

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$1,458,152	$2,236,298
Accrued expenses	275,756	213,687
Accrued Expenses related party	179,855	23,337
Unearned revenue	277,028	239,561
Customer JV account liabilities	300,000	300,000
Lease liability current	197,267	114,675
Notes payable	831,000	831,000
Notes payable - related party	241,500	91,500
Notes Payable - Convertibles Related Party	1,274,935	-
Notes payable - convertibles (net of debt discount)	1,691,913	1,277,433
Total Current Liabilities	6,727,406	5,327,491
Long-Term Debt:
Lease liability	-	99,523
Notes payable	150,000	150,000
Total Liabilities	6,877,406	5,577,014

Stockholders’ (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	0	0
Preferred series B stock ($0.00001 par value; 800 shares authorized; 800 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	0	0
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 310,000 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	3	3
Shares to be issued	-	61,500
Common stock ($0.00001 par value; 950,000,000 shares authorized; 13,171,220 and 12,702,134 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	186	144
Additional paid-in capital	5,465,582	4,704,193
Accumulated deficit	(8,753,320)	(6,335,389)
Total Stockholders’ (Deficit)	(3,287,549)	(1,569,549)
Total Liabilities and Stockholders’ Deficit	$3,589,857	$4,007,465

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Consolidated Statement of Operations

for the three and six months ended June 30,

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Sales	$1,265,039	$2,456,013	$2,759,429	$4,618,045
Cost of Goods Sold	515,316	1,267,366	1,369,599	2,393,610
Gross Profit	749,723	1,188,647	1,389,830	2,224,435

General and Administrative expense	307,070	226,072	664,047	436,238
Salaries	641,587	354,494	1,243,017	723,154
Rent	103,101	99,735	204,984	229,470
Utilities	39,342	28,243	66,465	61,696
Professional fees	46,097	21,931	110,261	48,051
Consulting	271,976	153,630	509,924	370,982
Depreciation	117,859	91,604	213,033	187,710
Share based Expense	95,217	-	190,684	-
Total Expenses	1,622,249	975,709	3,202,415	2,057,301
Net Profit From Operations	(872,526)	212,938	(1,812,585)	167,134

Other Income / (Expenses)
Gain on Debt settlement	-	312,583	-	312,583
Other Income	-	-	-	-
Shares issued for inducement	(114,000)	-	(196,100)	-
Financing Fees	(7,499)	(50,574)	(54,870)	(1,542,701)
Interest Expense	(168,173)	(42,649)	(354,376)	(73,193)
Net Profit / (Loss) Before Income Taxes	(1,162,198)	432,298	(2,417,931)	(1,136,177)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(1,162,198)	$432,298	$(2,417,931)	$(1,136,177)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.09)	$0.03	$(0.19)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,170,561	12,642,678	13,009,966	12,570,534

NET PROFIT / (LOSS) PER COMMON SHARE - DILUTED	$(0.09)	$0.02	$(0.19)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	13,170,561	24,824,912	13,009,966	12,570,534

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.

Consolidated Statement of Stockholders Equity

June 30, 2022

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated	Stockholders’ Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
December 31, 2020	12,508,011	$125	-	$-	-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-		388,489	-	388,501
Warrants issued			-	-		969,849	-	969,849
								-
Net Loss							(1,568,475)	(1,568,475)
March 31, 2021	12,624,678	$137	-	$-	-	$4,418,258	$(5,892,536)	$(1,474,141)

Preferred shares issued			10,800	-		-		-
Preferred shares issued for debt conversion			310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	3				(3)		-
								-
Net Loss							432,298	432,298
June 30, 2021	12,662,134	$140	320,800	$3	-	$4,718,252	$(5,460,238)	$(741,843)

Shares to be issued for inducement	-	-	-	-	82,100	-	-	82,100

Net Loss							(296,209)	(296,209)
September 30, 2021	12,662,134	$140	320,800	$3	82,100	$4,718,252	$(5,756,447)	$(955,952)

Shares issued for inducement	40,000	4	-	-	(20,600)	42,196	-	21,600
Warrants Issued	-	-	-	-	-	(333,588)	-	(333,588)
Share based expense for stock options	-	-	-	-	-	277,333	-	277,333

Net Loss							(578,942)	(578,942)
December 31, 2021	12,702,134	$144	320,800	$3	61,500	$4,704,193	$(6,335,389)	$(1,569,549)

Shares issued for inducement	59,086	6	-	-	-	60,262	-	60,268
Shares issued for inducement from to be issued	50,000	5	-	-	(61,500)	61,495	-	-
Warrants Issued			-	-	-	28,979	-	28,979
Shares issued for prepaid services	300,000	30	-	-	-	305,970	-	306,000
Vested Stok options						95,466	-	95,466

Net Loss	-	-	-	-	-	-	(1,255,733)	(1,255,733)
March 31, 2022	13,111,220	$185	320,800	$3	-	$5,256,365	$(7,591,122)	$(2,334,569)

Shares issued for inducement	60,000	1	-	-	-	113,999	-	114,000
Vested Stok options			-	-	-	95,218	-	95,218

Net Loss	-	-	-	-	-	-	(1,162,198)	(1,162,198)
June 30, 2022	13,171,220	$186	320,800	$3	-	$5,465,582	$(8,753,320)	$(3,287,549)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.

Consolidated Statement of Cashflows

for the six months ended June 30,

	2022	2021
Cash provided (used) from operating activities
Net Income (Loss)	$(2,417,931)	$(1,136,177)
Depreciation	213,033	187,710
Gain on debt settlement	-	(312,583)
Shares issued for inducement	196,100	-
Share based expense	190,684	-
Finance fees and debt discount	259,129	-
Change in accounts receivable	(9,995)	(59,596)
Change in inventory	204,575	(113,102)
Shares and warrants issued	114,000	1,457,878
Change in other assets	-	(3,110)
Change in Accounts Payable and Accrued Expenses	523,023	272,781
Change in Accrued Expenses - related party	156,518	4,043
Change in Unearned Revenue	37,467	(14,415)
Net cash provided (used) from operating activities	(533,397)	283,429

Cash used in investing activities
Purchase of Equipment	(24,230)	(297,130)
Net cash used in investing activities	(24,230)	(297,130)

Cash provided by financing activities
Proceeds from Notes Payable	434,700	777,778
Payment on notes payable	(235,739)	(202,300)
Proceeds from (payments to) Notes Payable related parties	150,000	(29,300)
Net cash provided by financing activities	348,961	546,178
Net Increase (Decrease) In Cash	(208,666)	532,477

Cash At Beginning of Period	270,515	72,205

Cash At End of Period	$61,849	$604,682

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Consolidated financial statements

June 30, 2022

NOTE 1 - BUSINESS ACTIVITY

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,287,549 and a net loss of $1,162,198 for the three months ended June 30, 2022. The Company also had an accumulated deficit of $8,753,320 as of June 30, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

On April 12, 2021, the Company completed the acquisition CBDBP. Under the terms of the agreement, the Company issued 10,000 shares of its Series A Preferred Stock at $0.00001 per share (the par value) and 800 shares of its Series B Preferred Stock at $0.00001 per share (the par value), to the owners of CBDBP as the purchase price.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2021, we had a reserve for potentially un-collectable accounts of $80,000. For the six months ended June 30, 2022, we determined that we had uncollectable accounts receivables in the amount of $108,572. We recorded $80,000 to our reserve for uncollectable accounts and the balance $18,572 to bad debt expense. As of June 30, 2022, we had $0 as a reserve for uncollectable accounts.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $150,000 and $150,000 respectively.

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

Also, from time to time we require deposits from our customers. As of June 30, 2022, and December 31, 2021, we had $277,028 and $239,561 of deferred revenue respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On June 30, 2022, we had outstanding common shares of 13,171,220 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended June 30, 2022, and 2021, were 13,170,561 and 12,642,678 respectively. As of June 30, 2022, we had convertible notes to potentially convert into approximately 3,962,826 of additional common shares,1,386,155 common stock warrants convertible into an additional 1,386,155 common shares and 3,995,000 of employee stock options convertible into additional shares of common stock. Fully diluted weighted average common shares and equivalents for the three and six months ended June 30, 2022, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended June 30, 2022, and 2020.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. At the annual shareholder meeting held on July 28, 2022, the shareholders ratified the Amended Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,995,000 of the total 5,500,000 options that are available under the amended plan. As a result, for the six months ended June 30, 2022, and the year ended December 31, 2021, our share-based expense was $190,684 and $277,233 respectively.

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

As of June 30, 2022, we had a net operating loss carry-forward of approximately $(8,753,320), and a deferred tax asset of $1,838,197 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,838,197). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 30, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2022	December 31, 2021
Deferred Tax asset	$1,838,197	$1,330,432
Valuation Allowance	(1,838,197)	(1,330,432)
Deferred Tax Asset (Net)	$-	$-

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

Update 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.

Update 2021-03—Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events.

Update 2018-17—Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

On May 19, 2022, the company issued 60,000 shares for inducement recorded at $1.90 per share for a total of $114,000

Total issued and outstanding shares as of June 30, 2022, was 13,171,220.

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

NOTE 5 - MATERIAL EVENTS

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

As stated in our 8-K filing dated April 12, 2021, Bloomios acquired CBDBP.

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

NOTE 6 - NOTES PAYABLE RELATED PARTY

On June 8, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020. This note was paid in full in the fourth quarter of 2020 and the balance as of June 30, 2022, was $0.

On February 19, 2019, the Company entered into a promissory note with a related party in the amount of $17,000, with an interest due at the rates of 8% per annum and a due date of February 19, 2020. This note is currently in default.

On June 30, 2019, the Company entered into a promissory note with a related party in the amount of $14,500, with an interest due at the rates of 8% per annum and a due date of March 30, 2020. This note is currently in default.

On June 11, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020. This note was paid in full in the fourth quarter of 2020 and the balance as of June 30, 2022, was $0.

On February 29, 2020, the Company entered into a promissory note with a related party in the amount of $60,000, with an interest due at the rates of 8% per annum and a due date of February 29, 2021. This note is currently in default.

On June 30, 2019, the Company entered into a promissory note with a related party in the amount of $9,300, with an interest due at the rates of 8% per annum and a due date of June 30, 2020. On April 7, 2021, this note was paid in full.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

On December 28, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest rate of 12% per annum and a due date of December 28, 2022.

NOTE 7 - NOTES PAYABLE

On February 29, 2020, the Company entered into a promissory note in the amount of $531,000, with an interest due at the rates of 9.9% per annum and a due date of January 1, 2021.

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

On July 8, 2020, the company entered into an SBA promissory note in the amount of $150,000, with an interest due at the rates of 3.75% per annum and installment payments of $731 per month to begin in January 2023.

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

On March 25, 2021, the Company entered into a 11% secured convertible promissory note with a third-party with a total commitment of $1,666,667 and the first tranche advanced on that date of $777,778. Pursuant to the agreement, the Company issued the lender 116,667 shares of common stock, 116,667 5-year warrants with an exercise price of $1.50 and 116,667 5-year warrants with an exercise price of $2.00. The note had an original issue discount of $77,778. On January 26, 2022, this note was renegotiated with six monthly payments and as of June 30, 2022 the outstanding balance on this note was $535,000. As an additional fee in exchange for the extension provided by Investor, the Borrower shall issue thirty thousand (29,086) common shares of BLMS to the Investor delivered in book entry.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

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

On December 29, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest due at the rates of 12% per annum and is due upon demand. The foregoing summary of the promissory note does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.1, to Form 10-K filed on April 15, 2022, which is incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.3, 10.2, 10.2 and 10.4, respectively, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

On June 21, 2022, the Company entered into a promissory note with a third-party in the amount of $100,000 with a fixed interest of $25,000 for a total amount due of $125,000 and a due date of 7/21/2022.

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

On April 21, 2021, we issued 37,456 of common stock for the conversion of 40,000 cashless warrants.

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

On March 31, 2022, we issued 39,285 five-year common stock warrants exercisable at $1.75 per share.

On March 31, 2022, we issued 30,555 five-year common stock warrants exercisable at $2.25 per share.

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.920	390,000	0.920
Additions	950,932	1.65	950,932	1.65

Converted	(40,000)	0.260		0.260
Expired	-	-	-

Outstanding December 31, 2021	1,300,932	$1.43	1,300,932	1.43
Additions	85,223	1.85	85,223	1.85

Converted	-	-		-
Expired	-	-	-

Outstanding June 30, 2022	1,386,155	$1.46	1,386,155	1.46

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2022, the Company entered into a 6-month loan agreement with a third-party investor for $550,000.

On July 20, 2022, the Company issued 10,000 shares of common stock to a third-party investor.

On July 28, 2022, the Company held its annual shareholder meeting. The published results for the annual shareholder meeting can be found on the Company report filed on Form 8-k filed with the Commission on August 2, 2022.

On August 2, 2022, the Company entered into a $115,000 promissory note with Mammoth Crest Capital, a related party.

On August 9, 2022, the Company issued 115,000 shares of common stock to a third-party investor related to an amended senior secure convertible promissory note.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2022, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Results of Operations during the three and six months June 30, 2022, as compared to the three and six months June 30, 2021

Three months ended June 30, 2022

During the three months ended June 30, 2022, and 2021, Our net revenue was $1,265,039 compared to $2,456,013 for the same period in 2021.

Our cost of goods sold for the three months ended June 30, 2022, was $515,316, compared to $1,267,366 for the same period in 2021.

Our general and administrative expense for the three months ended June 30, 2022, was $307,070, compared to $226,072 for the same period in 2021.

Our salary expense for the three months ended June 30, 2022, was $641,587 compared to $354,494 for the same period in 2021.

Our rent expense for the three months ended June 30, 2022, was $103,101, compared to $99,735 for the same period in 2021.

Our utilities expense for the three months ended June 30, 2022, was $39,342, compared to $28,243 the same period in 2021.

Our professional fees expense for the three months ended June 30, 2022, was $46,097, compared to $21,931 for the same period in 2021.

Our consulting expense for the three months ended June 30, 2022, was $271,976 compared to $153,630 for the same period in 2021.

Our depreciation expense for the three months ended June 30, 2022, was $117,859, compared to $91,604 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our share-based expense for the three months ended June 30, 2022, was $95,217, compared to $0 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our shares issued for inducement expense for the three months ended June 30, 2022, was $114,000, compared to $0 for the same period in 2021. This increase was mainly due to the issuance of commitment shares.

Our financing fees expense for the three months ended June 30, 2022, was $7,499, compared to $50,574 for the same period in 2021.

Our Interest expense for the three months ended June 30, 2022, was $168,173, compared to $42,649 for the same period in 2021. This increase was mainly due to the acquisition of CBDBP.

Our net loss for the three months ended June 30, 2022, was $1,162,198 compared to a net profit of $432,298 for the same period in 2021.

Six months ended June 30, 2022

During the six months ended June 30, 2022, and 2021, Our net revenue was $2,759,429 compared to $4,618,045 for the same period in 2021

Our cost of goods sold for the six months ended June 30, 2022, was $1,369,599, compared to $2,393,610 for the same period in 2021.

Our general and administrative expense for the six months ended June 30, 2022, was $664,047, compared to $436,238 for the same period in 2021.

Our salary expense for the six months ended June 30, 2022, was $1,243,017 compared to $723,154 for the same period in 2021.

Our rent expense for the six months ended June 30, 2022, was $204,984, compared to $229,470 for the same period in 2021.

Our utilities expense for the six months ended June 30, 2022, was $66,465, compared to $61,696 the same period in 2021.

Our professional fees expense for the six months ended June 30, 2022, was $110,261, compared to $48,051 for the same period in 2021.

Our consulting expense for the six months ended June 30, 2022, was $509,924 compared to $370,982 for the same period in 2021.

Our depreciation expense for the six months ended June 30, 2022, was $213,033, compared to $187,710 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our share-based expense for the six months ended June 30, 2022, was $190,684, compared to $0 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our shares issued for inducement expense for the three months ended June 30, 2022, was $196,100, compared to $0 for the same period in 2021.

Our financing fees expense for the six months ended June 30, 2022, was $54,870, compared to $1,542,701 for the same period in 2021.

Our Interest expense for the six months ended June 30, 2022, was $354,376, compared to $73,193 for the same period in 2021. This increase was mainly due to the acquisition of CBDBP.

Our net loss for the six months ended June 30, 2022, was $2,417,931 compared to a net profit of $1,136,177 for the same period in 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company current assets of $615,840 and total assets of $3,589,857 As of December 31, 2021, the Company current assets of $1,513,667 and total assets of $4,007,465.

As of June 30, 2022, the Company current liabilities of $6,727,406 and total Liabilities of $6,877,406 As of December 31, 2021, the Company current liabilities of $5,327,491 and total liabilities of $5,577,014

The Company has funded its operations from contributions made by management and outside investors. The Company has a funding agreement with a third-party investor as discussed above; however, the investor’s obligation to provide additional capital is solely at the third-party’s discretion.

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

The following table summarizes our cash flows for the six months ended June 30, 2022, and 2021.

	2022	2021
Net cash provided (used) from operating activities	$(533,397)	$283,429
Net cash used in investing activities	(24,230)	(297,130)
Net cash provided by financing activities	348,961	546,178
Net Increase (Decrease) In Cash	$(208,666)	$532,477

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2022, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 25, 2021, we issued an investor 116,667 shares of its common stock as additional consideration pursuant to a Senior Secured Promissory Note. The proceeds of the note were used for repayment of obligations and general working capital.

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

On August 23, 2021, we issued 20,000 shares of common stock pursuant to an amendment to a senior secured convertible promissory note. The shares we issued on November 1, 2021.

On November 1, 2021, we issued 20,000 shares of common stock pursuant to an amendment to a senior secured convertible promissory note.

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,200,000 of the total 4,000,000 options that are available under the plan.

On January 26, 2022, the Company’s S-1 Registration Statement was declared effective.

On February 17, 2022, we issued 300,000 shares of common stock pursuant to a service agreement.

On February 17, 2022, we issued 30,000 shares of common stock pursuant to an amendment to a secured convertible note.

On February 17, 2022, we issued 29,086 shares of common stock pursuant to an amendment to a senior secured convertible promissory note.

On February 17, 2022, we issued 50,000 commitment shares of common stock pursuant to an equity line of credit agreement.

On February 18, 2022, we entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

On February 24, 2022, we entered into a Securities Purchase Agreement with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Convertible Promissory Note (the “Note”) with the Company. The Note carries an original issue discount of $18,450, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the aggregate principle of the Note is $172,200. The Closing occurred on February 24, 2022, upon the Company receiving the purchase price of $153,750. The Company is required to make 10 monthly payments beginning April 15, 2022, of $19,286.40. The Note provides that the Investor may not convert any amount of the Note unless the Note is in default and if that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. Additionally, if the Note is in default there is a 150% penalty. The Note converts at a rate of 25% discount to the lowest trading price for the 10 trading days prior to any such conversion.

The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

On March 31, 2022, we issued 39,285 five-year common stock warrants exercisable at $1.75 per share.

On March 31, 2022, we issued 30,555 five-year common stock warrants exercisable at $2.25 per share.

On May 19, 2022, we issued 60,000 shares for inducement recorded at $1.90 per share for a total of $114,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are incorporated by reference:

(1)	The 8-K Current Reports filed with the Securities and Exchange Commission on April 2, 2021, April 12, 2021, and April 20, 2021; and

(2)	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.
(2)	Incorporated by reference from current report on Form 8-K filed on September 17, 2004.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006 filed on December 15, 2006.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on September 12, 2003.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 filed on April 30, 2019.
(6)	Incorporated by reference from the Company s Registration Statement on Form 10/A filed on June 18, 2019.
*	Filed herewith.

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

BLOOMIOS, INC.

Date: August 22, 2022	By:	/s/ Michael Hill
Michael Hill Chief Executive Officer

Date: August 22, 2022	By:	/s/ John Bennett
John Bennett Chief Financial Officer

