Form 10-K/A
period 2021-12-31
BLOOMIOS, INC.
filed 2022-11-14
CIK 1138608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-50026

BLOOMIOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-4696476
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification No.)

701 Anacapa Street, Suite C, Santa Barbara, CA	93101
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 222-6330

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Bloomios, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, as filed on April 15, 2022 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). The purpose of this Amendment is to file Exhibit 23.1, Consent of Independent Registered Public Accounting Firm which includes the consent to the incorporation by reference of BF Borgers CPA PC’s report dated April 15, 2022, with respect to the consolidated financial statements for the years ended December 31, 2021 and 2020 both appearing in the Annual Report on Form 10-K of the Company for the year ended December 31, 2021 into a registration statement on Form S-1, file number 333-257890 which consent was inadvertently omitted from the original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit	Location Reference

Consent of Independent Registered Public Accounting Firm (BF Borgers CPA PC, Lakewood, CO, PCAOB ID 5041)
23.1	Consent of Independent Registered Public Accounting Firm	*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL)	*

* Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bloomios, Inc.

Date: November 10, 2022	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer and Director

Date: November 10, 2022	By:	/s/ John Bennett
John Bennett
Chief Financial Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2022	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ John Bennett
John Bennett
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2022	By:	/s/ Barrett Evans
Barrett Evans
President, Chief Strategy Officer and Director

4