Form 10-Q
period 2022-09-30
BLOOMIOS, INC.
filed 2022-11-21
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:000-50026

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

At November 18, 2022, there were 14,250,659 shares of common stock outstanding.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloomios, Inc.
Condensed Consolidated Balance Sheet

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$8,360	$270,515
Accounts receivable - net	81,982	55,713
Inventory	246,964	512,203
Prepaid Expenses	103,500	-
Deposits	2,155	675,236
Total Current Assets	442,961	1,513,667

Property and Equipment - Net	2,243,210	1,862,310
Loan receivable	50,000	50,000
Right of use asset	142,049	214,198
Goodwill	300,000	300,000
Other assets	67,290	67,290
Total Assets	$3,245,510	$4,007,465

Liabilities and Stockholders’ (Deficit)
Current Liabilities:
Accounts payable	$1,749,837	$2,236,298
Accrued expenses	333,562	213,687
Accrued Expenses related party	272,922	23,337
Unearned revenue	41,325	239,561
Customer JV account liabilities	300,000	300,000
Lease liability current	142,049	114,675
Notes payable	1,522,864	831,000
Notes payable PPP	-	-
Notes payable - related party	356,500	91,500
Notes Payable - Convertibles Related Party	1,274,935	-
Notes payable - convertibles (net of debt discount)	2,058,343	1,277,433
Total Current Liabilities	8,052,337	5,327,491
Long-Term Debt:
Lease liability	-	99,523
Notes payable	150,000	150,000
Total Liabilities	8,202,337	5,577,014

Stockholders’ (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	0	0
Preferred series B stock ($0.00001 par value; 800 shares authorized; 800 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	0	0
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 310,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	3	3
Shares to be issued	-	61,500
Common stock ($0.00001 par value; 950,000,000 shares authorized; 13,296,220 and 12,702,134 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	188	144
Additional paid-in capital	5,897,150	4,704,193
Accumulated deficit	(10,854,168)	(6,335,389)
Total Stockholders’ (Deficit)	(4,956,827)	(1,569,549)
Total Liabilities and Stockholders’ Deficit	$3,245,510	$4,007,465

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Condensed Consolidated Statement of Operations
for the three and nine months ended September 30,

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Sales	$1,197,927	$2,214,325	$3,957,356	$6,832,370
Cost of Goods Sold	597,621	1,353,743	1,967,220	3,747,353
Gross Profit	600,306	860,582	1,990,136	3,085,017

General and Administrative expense	255,456	209,026	919,503	645,262
Salaries	647,073	385,722	1,890,090	1,108,876
Rent	105,438	101,528	310,422	330,998
Utilities	40,002	30,165	106,467	91,861
Professional fees	30,751	38,660	141,012	86,711
Consulting	229,500	166,828	739,424	537,810
Depreciation	109,275	85,806	322,308	273,516
Reserve for Bad Debt expense	-	-	-	-
Share based Expense	95,217	-	285,901	-
Total Expenses	1,512,712	1,017,735	4,715,127	3,075,034
Net Profit From Operations	(912,406)	(157,153)	(2,724,991)	9,983

Other Income / (Expenses)
Gain on Debt settlement	-	-	-	-
Other Income	-	-	-	312,583
Shares issued for inducement	(510,620)	(82,100)	(706,720)	(82,100)
Financing Fees	(507,007)	-	(561,877)	(1,542,700)
Interest Expense	(170,815)	(56,956)	(525,191)	(130,150)
Net Profit / (Loss) Before Income Taxes	(2,100,848)	(296,209)	(4,518,779)	(1,432,384)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(2,100,848)	$(296,209)	$(4,518,779)	$(1,432,384)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.16)	$(0.02)	$(0.35)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,200,405	12,662,134	13,074,143	12,605,519

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Condensed Consolidated Statement of Stockholders Equity
September 30, 2022

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated	Stock holders’ Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
December 31, 2020	12,508,011	$125	-	$-	-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-		388,489	-	388,501
Warrants issued			-	-		969,849	-	969,849
								-
Net Loss							(1,568,475)	(1,568,475)
March 31, 2021	12,624,678	$137	-	$-	-	$4,418,258	$(5,892,536)	$(1,474,141)

Preferred shares issued			10,800	0		(0)		-
Preferred shares issued for debt conversion			310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	3				(3)		-
								-
Net Loss							432,298	432,298
June 30, 2021	12,662,134	$140	320,800	$3	-	$4,718,252	$(5,460,238)	$(741,843)

Shares to be issued for inducement	-	-	-	-	82,100	-	-	82,100

Net Loss							(296,209)	(296,209)
September 30, 2021	12,662,134	$140	320,800	$3	82,100	$4,718,252	$(5,756,447)	$(955,952)

Shares issued for inducement	40,000	4	-	-	(20,600)	42,196	-	21,600
Warrants Issued	-	-	-	-	-	(333,588)	-	(333,588)
Share based expense for stock options	-	-	-	-	-	277,333	-	277,333

Net Loss							(578,942)	(578,942)
December 31, 2021	12,702,134	$144	320,800	$3	61,500	$4,704,193	$(6,335,389)	$(1,569,549)

Shares issued for inducement	59,086	6	-	-	-	60,262	-	60,268
Shares issued for inducement from to be issued	50,000	5	-	-	(61,500)	61,495	-	-
Warrants Issued			-	-	-	28,979	-	28,979
Shares issued for prepaid services	300,000	30	-	-	-	305,970	-	306,000
Vested Stok options						95,466	-	95,466

Net Loss	-	-	-	-	-	-	(1,255,733)	(1,255,733)
March 31, 2022	13,111,220	$185	320,800	$3	-	$5,256,365	$(7,591,122)	$(2,334,569)

Shares issued for inducement	60,000	1	-	-	-	113,999	-	114,000
Vested Stok options			-	-	-	95,218	-	95,218

Net Loss	-	-	-	-	-	-	(1,162,198)	(1,162,198)
June 30, 2022	13,171,220	$186	320,800	$3	-	$5,465,582	$(8,753,320)	$(3,287,549)

Shares Issued for Finance Fees	115,000	1				316,251		316,252
Shares issued for inducement	10,000	1				20,099		20,100
Vested Stok options			-	-	-	95,218	-	95,218

Net Loss	-	-	-	-	-	-	(2,100,848)	(2,100,848)
September 30, 2022	13,296,220	$188	320,800	$3	-	$5,897,150	$(10,854,168)	$(4,956,827)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Condensed Consolidated Statement of Cashflows
for the nine months ended September 30,

	2022	2021
Cash provided (used) from operating activities
Net Income (Loss)	$(4,518,779)	$(1,432,384)
Depreciation	322,308	273,516
Gain on debt settlement	-	(312,583)
Shares issued for inducement	706,720	82,100
Share based expense	285,901	-
Finance fees and debt discount	507,007	-
Change in accounts receivable	(26,269)	(221,493)
Change in inventory	265,239	(136,757)
Shares and warrants issued	741,824	1,457,878
Change in other assets	-	(3,110)
Change in Accounts Payable and Accrued Expenses	872,514	262,769
Change in Accrued Expenses - related party	249,585	6,360
Change in Unearned Revenue	(198,236)	48,468
Net cash provided (used) from operating activities	(792,186)	24,764

Cash used in investing activities
Purchase of Equipment	(24,230)	(807,010)
Net cash used in investing activities	(24,230)	(807,010)

Cash provided by financing activities
Proceeds from Notes Payable	525,000	1,245,623
Payment on notes payable	(235,739)	(202,300)
Proceeds from (payments to) Notes Payable related parties	265,000	(29,300)
Net cash provided by financing activities	554,261	1,014,023
Net Increase (Decrease) In Cash	(262,155)	231,777

Cash At Beginning of Period	270,515	72,205

Cash At End of Period	$8,360	$303,982

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Condensed Consolidated financial statements

September 30, 2022

NOTE 1 - BUSINESS ACTIVITY

Bloomios manufactures, markets and distributes U.S. hemp--derived supplements and cosmetic products through wholesale and retail distribution channels in the U.S. through its wholly- owned subsidiary Bloomios Private Label (“BPL”). BPL is an innovative leader in quality manufacturing, processing, sourcing and distributing of cannabidiol products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer one of the largest collections of customizable hemp--derived products that includes over 220 products across 12 categories in addition to custom formulation and manufacturing services. Our product categories include gummies, edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages and pet treats.

Bloomios is headquartered in Santa Barbara, California with its operations in Daytona Beach, Florida. Bloomios intends to grow by increasing production capacity and by an acquisition strategy that is currently in development. Currently, Bloomios is principally a business-to--business operation with plans to sell direct -to -consumers in the future.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $4,956,829 and an accumulated deficit of $10,854,167 as of September 30, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

The acquisition of CBD Brand Partners, LLC, by Bloomios, Inc. (formerly XLR Medical Corp) was treated as a capital transaction because Bloomios was a non-operating public shell company. Pursuant to ASC 805, the transaction does not meet the definition of a business. Therefore, we accounted for the transaction as a capital transaction and the shares issued for the transactions were valued at Par ($0.00001) and recorded to additional paid in capital, since the net assets of Bloomios, Inc. were negative (~$30,000).

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2021, we had a reserve for potentially un-collectable accounts of $80,000. For the nine months ended September 30, 2022, we determined that we had uncollectable accounts receivables in the amount of $98,577. We recorded $80,000 to our reserve for uncollectable accounts and the balance $18,577 to bad debt expense. As of September 30, 2022, we had $0 as a reserve for uncollectable accounts.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $150,000 and $150,000 respectively.

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

Also, from time to time we require deposits from our customers. As of September 30, 2022, and December 31, 2021, we had $41,325 and $239,561 of deferred revenue respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On September 30, 2022, we had outstanding common shares of 13,296,220 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended September 30, 2022, and 2021, were 13,200,405 and 12,662,134 respectively. As of September 30, 2022, we had convertible notes to potentially convert into approximately 3,962,826 of additional common shares,1,386,155 common stock warrants convertible into an additional 1,386,155 common shares and 3,995,000 of employee stock options convertible into additional shares of common stock. Fully diluted weighted average common shares and equivalents for the three and nine months ended September 30, 2022, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended September 30, 2022, and 2021.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. At the annual shareholder meeting held on July 28, 2022, the shareholders ratified the Amended Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,995,000 of the total 5,500,000 options that are available under the amended plan. As a result, for the nine months ended September 30, 2022, and the year ended December 31, 2021, our share-based expense was $95,217 and $277,333, respectively.

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

As of September 30, 2022, we had a net operating loss carry-forward of approximately $(10,854,167), and a deferred tax asset of $2,279,375 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(2,279,375). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 30, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2022	December 31, 2021
Deferred Tax asset	$2,279,375	$1,330,432
Valuation Allowance	(2,279,375)	(1,330,432)
Deferred Tax Asset (Net	$-	$-

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

In September 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses [codified as Accounting Standards Codification Topic (ASC) 326]. ASC 326 adds to US generally accepted accounting principles (US GAAP) the current expected credit loss (CECL) model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. This will become effective in January 2023 and the impact on the Company is under evaluation.

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

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,455,000 of the total 4,000,000 options that are available under the plan.

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

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

On February 17, 2022, the Company issued 300,000 shares of common stock pursuant to a Letter of Engagement. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.4, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

On May 19, 2022, the company issued 60,000 shares for inducement recorded at $1.90 per share for a total of $114,000.

On July 20, 2022, the company issued 10,000 shares for inducement recorded at $2.01 per share for a total of $20,100.

On September 14, 2022, the company issued 115,000 shares for inducement recorded at $2.75 per share for a total of $316,252.

Total issued and outstanding shares as of September 30, 2022, was 13,296,220.

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

NOTE 5 - MATERIAL EVENTS –

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

On May 15, 2022, the Company established a wholly owned subsidiary with the Florida Secretary of State, Infused Confections, LLC, a Florida limited liability Company.

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

NOTE 6 - NOTES PAYABLE RELATED PARTY

On June 8, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 8, 2020. This note was paid in full in the fourth quarter of 2020 and the balance as of September 30, 2022, was $0.

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

On June 11, 2020, the Company entered into a promissory note with a related party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of September 11, 2020. This note was paid in full in the fourth quarter of 2020 and the balance as of September 30, 2022, was $0.

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

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed on April 15, 2022, and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

On December 28, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest rate of 12% per annum and a due date of December 28, 2022.

On August 1, 2022, the Company entered into a promissory note with a related party in the amount of $75,000 and subsequently amended the promissory note on August 5, 2022, to increase the amount of the promissory note to $115,000. The promissory note is due upon demand but upon no event later than July 31, 2024, and accrues interest at a rate of 12%.

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

On March 25, 2021, the Company entered into a 11% secured convertible promissory note with a third-party with a total commitment of $1,666,667 and the first tranche advanced on that date of $777,778. Pursuant to the agreement, the Company issued the lender 116,667 shares of common stock, 116,667 5-year warrants with an exercise price of $1.50 and 116,667 5-year warrants with an exercise price of $2.00. The note had an original issue discount of $77,778. On January 26, 2022, this note was renegotiated with six monthly payments and as of September 30, 2022, the outstanding balance on this note was $535,000. As an additional fee in exchange for the extension provided by Investor, the Borrower shall issue thirty thousand (29,086) common shares of BLMS to the Investor delivered in book entry.

On January 5, 2021, the Company entered into a promissory note in the amount of $20,331 with an interest rate of 8% per annum and a due date of April 5, 2021. On April 5, 2021, this note was paid in full.

On July 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Senior Secured Promissory Note (the “Note”) with first priority over all current and future indebtedness of the Company and any subsidiaries, whether such subsidiaries exist on the issue date or are created or acquired thereafter, excluding the note between the Company and Leonite Capital LLC., in the aggregate principal amount of up to $1,100,000 or so much as has been advanced in one or more tranches. The Note carries an original issue discount of $100,000, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the potential aggregate purchase price of the Note is $ 1,000,000. The initial tranche was paid upon closing in an amount of $500,000, resulting in a current face value of the Note of $550,000. The maturity date of each tranche of the Note is twelve months after the payment of such tranche. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note is secured with all of the assets of the Company. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

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

On December 29, 2021, the Company entered into a promissory note with a related party in the amount of $150,000, with an interest due at the rates of 12% per annum and is due upon demand. The foregoing summary of the promissory note does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 4.1, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which is incorporated herein by reference.

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

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.3, 10.2, 10.2 and 10.4, respectively, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

On June 21, 2022, the Company entered into a promissory note with a third-party in the amount of $100,000 with a fixed interest of $25,000 for a total amount due of $125,000 and a due date of 7/21/2022.

On July 14, 2022, the Company entered into a 6-month loan agreement with a third-party in the amount of $550,000.

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

On March 31, 2022, we issued 39,285 five-year common stock warrants exercisable at $1.75 per share.

On March 31, 2022, we issued 30,555 five-year common stock warrants exercisable at $2.25 per share.

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.920	390,000	0.920
Additions	950,932	1.65	950,932	1.65

Converted	(40,000)	0.260		0.260
Expired	-	-	-

Outstanding December 31, 2021	1,300,932	$1.43	1,300,932	1.43
Additions	85,223	1.85	85,223	1.85

Converted	-	-		-
Expired	-	-	-

Outstanding September 30, 2022	1,386,155	$1.46	1,386,155	1.46

NOTE 9 – SUBSEQUENT EVENTS

Reference is made to the Company’s Form 8-K filed with the Commission on October 31, 2022.

The following is a summary of the Subsequent Events.

On October 26, 2022, Bloomios, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “MIPA”) by and among the Company, Upexi, Inc., (the “Seller”) and Infused Confections LLC (the “Buyer”). The Buyer is a wholly-owned subsidiary of the Company. Pursuant to the MIPA, the Buyer purchased from the Seller all of the issued and outstanding limited liability company membership interests (the “LLC Interests”) of Infusionz LLC (“Infusionz”). Infusionz is in the business of developing, manufacturing, and marketing CBD products including, but not limited to, edibles, tinctures, topicals, capsules and pet products (the “Business”).

Pursuant to the MIPA, certain warrant holders of the Company entered into a warrant exchange agreement whereby they tendered 807,142 warrants for 691,655 shares of common stock.  Additionally, pursuant to and in connection with the MIPA, the 800 shares of Series B Preferred converted into 16,710,239 shares of common stock and 310,000 shares of Series C Preferred into 125,506 shares of common stock.

Seller also agreed to transfer certain equipment used in connection with operation of the Business and agreed to allow the Company to provide: (i) white label and private label manufacturing services to Seller’s customers and (ii) contracted services for certain brands of the Seller that were manufactured by the Seller ((i) and (ii) are referred to collectively herein as the “Assets”).

The closing of the purchase of the LLC Interests and the transfer of the Assets occurred on October 26, 2022 (the “Closing Date”).

The purchase price of the LLC Interests was twenty-three million five hundred thousand dollars ($23,500,000) which consisted of cash consideration of five million five hundred thousand dollars ($5,500,000) and non-cash consideration of eighteen million dollars ($18,000,000).

As further described below under the heading “Senior Secured Convertible Debenture Offering,” on October 26, 2022, the Company completed an offering of 15.0% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”).

As further described under Item 5.03 of this Current Report on Form 8-K, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “COD”) with the Secretary of State of the State of Nevada. The Company, pursuant to the COD, is able to issue shares of Series D Convertible Preferred Stock (the “Series D Preferred”).

The non-cash consideration consisted of the issuance by the Company to the Seller of: (i) a Debenture having a subscription amount of four million five hundred thousand dollars ($4,500,000) (which, for purposes of clarity, as a result of the original issue discount, has an original principal amount of five million two hundred ninety-four thousand one hundred seventeen dollars and sixty cents ($5,294,117.60)); (ii) a convertible secured subordinated promissory note (the “Note”) in the principal amount of five million dollars ($5,000,000), which will mature and be payable on the 24 month anniversary of the Closing Date; and (iii) eighty-five thousand (85,000) shares of Series D Preferred with a stated value per share of one hundred dollars ($100) for a total value of eight million five hundred thousand dollars ($8,500,000).

To the extent that the working capital of Infusionz on the Closing Date is respectively greater than or less than one million two hundred seventy-five thousand dollars ($1,275,000) the purchase price will be increased or decreased on a dollar-for-dollar basis. Within sixty (60) days of the Closing Date, the Seller shall prepare and deliver to Buyer a written statement setting forth in reasonable detail its determination of the revenue of Infusionz for the year ended June 30, 2022 and the working capital of Infusionz on the Closing Date and its calculation of the applicable adjustment to the purchase price, if any.

The foregoing summary of the MIPA contains only a brief description of the material terms of the MIPA and such description is qualified in its entirety by reference to the full text of the MIPA.

The MIPA contains representations, warranties and covenants that the respective parties made to each other as of the date of the MIPA or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the MIPA are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision.

In connection with the MIPA, the Company entered into: (i) employment agreements to employ the Chief Operating Officer and Chief Manufacturing Officer of Infusionz and (ii) a registration rights agreement to register the shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) underlying the Series D Preferred shares held by the Seller following the Common Stock being listed on a national securities exchange (the “Uplisting”) with the initial registration statement to register the shares of Common Stock due to be filed with the Securities and Exchange Commission (the “Commission”) prior to the one year anniversary of the Closing Date.

In addition, the Company entered into a Transition Services Agreement with the Seller whereby the Seller will provide to the Company: (i) access to the Seller’s facilities used in connection with the Business (at an estimated cost of $100,000 per month); (ii) finance services; and (iii) Human Resource assistance. This assistance includes allowing operational and other employees to work for the Company (at an estimated cost of $135,000 per month). The access to the facilities and the Human Resource assistance will be provided for four (4) months.

The foregoing summary of the Transition Services Agreement contains only a brief description of the material terms of the Transition Services Agreement and such description is qualified in its entirety by reference to the full text of the Transition Services Agreement.

Senior Secured Convertible Debenture Offering

On October 26, 2022, the Company closed on an offering of the Debentures (the “Debenture Offering”). The Debentures have an aggregate principal amount of approximately $13,893,059 (including a 15% original issue discount). The Debentures were issued to eleven (11) holders, six (6) of whom invested $6.25 million with the balance of the principal amount consisting of the issuance of the Debenture to the Seller and the issuances of Debentures to four (4) lenders to refinance previous loans. The cash proceeds of the Debenture Offering were used to finance the cash consideration paid to the Seller pursuant to the MIPA along with the cash repayment of previous loans.

The Debentures have a maturity date of October 26, 2024, have an interest rate of ten percent (10.00%) per annum, and are convertible into shares of Common Stock. The conversion price: (i) prior to the date of a Qualified Offering (an offering the Company enters into in connection with the Uplisting) is eighty percent (80%) of the lowest VWAP of the Common Stock during the five (5) trading day period immediately prior to the applicable Conversion Date; (ii) at the Qualified Offering, at the Qualified Offering Conversion Price (the effective price per share paid by investors per share of Common Stock that is sold to the public in the Qualified Offering); or (ii) following the date of the Qualified Offering, eighty percent (80%) of the lowest VWAP of the Common Stock during the ten (10) trading day period immediately prior to the three (3) month anniversary of date of the Qualified Offering.

On the date of the Qualified Offering, the Company will need to repay the lesser of the outstanding principal and an amount equal to the A) the outstanding principal sum on such date, multiplied by (B) the quotient obtained by dividing (1) the gross proceeds of the Qualified Offering by (2) the outstanding principal sum of all Debentures issued and any interest on the aggregate unconverted and then outstanding principal amount of the Debentures. By way of example, if the principal amount outstanding of a Debenture is $500,000, the gross proceeds of the Qualified Offering is $5,000,000 and total amount outstanding of all the Debentures is $10,000,000, then the holder of the $500,000 Debenture shall receive $250,000: $500,000 x $5,000,000/ $10,000,000.

The Debentures were offered pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and the holders of the Debentures entered into on October 26, 2022. The SPA contains customary representations, warranties and indemnification provisions. The Debentures are secured by a senior security interest in all assets of the Company and its subsidiaries pursuant to that certain Security Agreement, dated as of October 26, 2022, by and among the Company, the Company’s subsidiaries, the holders of the Debentures, and the agent for the holders (the “Security Agreement”).

In addition, pursuant to the SPA, the holders of the Debentures were each issued a warrant to purchase shares of the Common Stock (the “Warrant”). Each Warrant provides for the purchase by the applicable holder of Debentures of a number shares of Common Stock equal to the total principal amount of the Debenture purchased by such holder divided by the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date (the “Warrant Shares”). The exercise price of the Warrants is 125% of the conversion price of the Debentures. A total of 7,449,007 Warrants were issued on the Closing Date.

Pursuant to the SPA, the holders of the Debentures were each issued a number of shares of Common Stock (the “Incentive Shares”) equal to 35% of such holder’s subscription amount (without regard for any beneficial ownership limitations) divided by the lower of (i) the closing price of the Common Stock on the Closing Date or (ii) the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date. A total of 2,216,080 shares of Common Stock were issued on the Closing Date.

Pursuant to the SPA, the Company agreed to use its commercially reasonable efforts to complete a Qualified Offering within six months of the Closing Date. The Company agreed to use its commercially reasonable efforts to cause the filing of a registration statement with the Commission covering the resale of the Incentive Shares, the Warrant Shares, and the shares of Common Stock underlying the Debentures (collectively, the “Underlying Shares”) at the same time as the Qualified Offering and shall use its commercially reasonable efforts to cause such registration statement to become effective at the time of the Qualified Offering. Notwithstanding the foregoing, in the event the Qualified Offering is not completed on or before the six-month anniversary of the Closing Date, (1) the Company shall file a separate registration statement with the Commission covering the resale of the Underlying Shares (a “Separate Registration Statement”,) and shall use its commercially reasonable efforts to cause such Separate Registration Statement to become effective within nine months of the Closing Date.

The foregoing summary of the Debentures, the SPA, the Security Agreement, and the Warrants contains only a brief description of the material terms of the Debentures, the SPA, the Security Agreement, and the Warrants and such description is qualified in its entirety by reference to the full text of each of the Debentures, the SPA, the Security Agreement, and the Warrants.

Convertible Secured Subordinated Promissory Note

In connection with the closing of the purchase of the LLC Interests and the transfer of the Assets, the Company issued the Note to the Seller. The Note has an interest rate of eight and one-half percent (8.5%) per annum, requires the Company to remit in repayment of amounts outstanding pursuant to the Noe an amount equal to forty percent (40%) of the net proceeds received by the Company in connection with any offering by the Company of the Company’s securities conducted in connection with the Uplisting. The Company shall pay the Seller interest on a monthly basis. The Note is convertible, at the Seller’s option, into shares of Common Stock at a conversion price of $5.00 per share subject to adjustment: (i) if the Uplisting does not occur prior to the one-year anniversary of the Closing Date or (ii) upon an event of default as described in the Note.

The Note is secured by a subordinated security interest in all assets of Infusionz pursuant to that certain Pledge and Security Agreement, dated as of October 26, 2022, by and between Infusionz as pledgor and the Seller as pledgee (the “Pledge and Security Agreement”), which security interest shall rank junior to all liens and security interests granted by the Company and each of its subsidiaries (including without limitation Infusionz), to the holders of the Debentures.

The foregoing summary of the Note and the Pledge and Security Agreement contains only a brief description of the material terms of the Note and the Pledge and Security Agreement and such description is qualified in its entirety by reference to the full text of each of the Note and the Pledge and Security Agreement

Although the Company filed the COD with the Secretary of State of the State of Nevada on October 25, 2022, it became effective upon the signing of the MIPA on October 26, 2022. The Series D Preferred has a stated value per share of one hundred dollars ($100) (the “Stated Value”). The Company is authorized to issue eighty-five thousand (85,000) shares of Series D Preferred, all of which were issued on the Closing Date to the Seller.

The Series D Preferred shares entitle the holder to receive dividends equal to eight and one-half percent (8.50%) per annum of the Stated Value of the Series D Preferred shares, on a monthly basis, 30 days in arrears, for each month during which the Series D Preferred shares remain outstanding.

The monthly dividends shall be declared but not become due and payable and shall not be paid (but instead shall accrue) until the date that is three (3) months following the date on which the Debentures are fully repaid and /or converted into shares of Common Stock (such date the “Dividend and Conversion Restriction Release Date”). In addition, no asserted claims, losses or liabilities related to the Debentures to which the holders of the Debentures are entitled to indemnification or reimbursement can remain unresolved. The monthly dividends shall be fully paid in twelve equal monthly installments.

On or after the Dividend and Conversion Restriction Release Date, the holder of the Series D Preferred shares can convert the Series D Preferred shares into shares of Common Stock. The number of shares of Common Stock will equal the product obtained by dividing the number of shares of Series D Preferred Stock being converted by the closing price per share of the Common Stock on the conversion date and multiplying that number by 100.

The holders of the Series D Preferred shares shall have the same voting rights as the holders of the Common Stock and the shares of Series D Preferred shall vote equally with the shares of Common Stock, and not as a separate class, at any annual or special meeting, upon the following basis: the holder of Series D Preferred shares shall be entitled to cast such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series D Preferred Stock are convertible immediately after the close of business on the record date fixed for such meeting.

The Series D Preferred shares have a liquidation preference over all other Company securities other than the Debentures. In addition, the Company may, in its sole discretion, on or after one year anniversary of the Closing Date, subject to whether the Debentures are still outstanding, elect to redeem all or any portion of the Series D Preferred shares at a price per share equal to one hundred dollars up to an aggregate amount of eight million five hundred thousand dollars ($8,500,000) for all of the shares of Series D Preferred Stock.

The foregoing summary of the COD contains only a brief description of the material terms of the COD and such description is qualified in its entirety by reference to the full text of the COD.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2022, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale and retail distribution channels in the U.S. through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL is an innovative leader in quality manufacturing, processing, sourcing and distributing of cannabidiol products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer one of the largest collections of customizable hemp-derived products that includes over 220 products across 12 categories in addition to custom formulation and manufacturing services. Our product categories include gummies, edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages, and pet treats.

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

The Company has met all of the conditions above.

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

Results of Operations

Results of Operations during the three- and nine-months September 30, 2022, as compared to the three- and nine-months September 30, 2021

Three & Nine months ended September 30, 2022

Our net revenue for the three months ended September 30, 2022, was $1,197,927 compared to $2,214,325 for the same period in 2021. Our net revenue for the nine months ended September 30, 2022, was $3,957,356, compared to $6,832,375 for the same period in 2021. The decrease in revenue was due to retooling of the manufacturing facility. The retooling has been completed and revenues are expected to increase going forward.

Our cost of goods sold for the three months ended September 30, 2022, was $597,621, compared to $1,353,743 for the same period in 2021. Our cost of goods sold for the nine months ended September 30, 2022, was $1,967,220, compared to $3,747,353 for the same period in 2021. The decrease is a result of the decrease in revenue and the corresponding cost of goods. For the three months ended September 30, 2022, the cost of goods sold was approximately 50% of the revenue. We have invested in improved production equipment, and we anticipate a reduction in the cost of goods sold, resulting in improved gross profit margins.

Our general and administrative expense for the three months ended September 30, 2022, was $225,390, compared to $209,026 for the same period in 2021. Our general and administrative expense for the nine months ended September 30, 2022, was $889,437, compared to $645,262 for the same period in 2020. These increases are directly related to the acquisition and related expenses. For the three months ended September 30, 2022, our general and administrative expense was approximately 74.2% of the revenue and is expected to decrease as revenues increase.

Our salary expense for the three months ended September 30, 2022, was $647,073 compared to $385,722 for the same period in 2021. Our salary expense for the nine months ended September 30, 2022, was $1,890,090, compared to $1,108,876 for the same period in 2021. These increases are directly related to the acquisition and the increase in the administrative salaries and related expenses and are expected to remain consistent as the business grows as there is minimal need for additional salaries.

Our rent and facility expense for the three months ended September 30, 2022, was $105,438, compared to $101,528 for the same period in 2021. Our rent and facility expense for the nine months ended September 30, 2022, was $310,422, compared to $330,998 for the same period in 2021.

Our utilities expense for the three months ended September 30, 2022, was $40,002, compared to $30,165 the same period in 2021. Our utilities expense for the nine months ended September 30, 2022, was $106,467, compared to $91,861 for the same period in 2021. We expect this to increase as we ramp production equipment.

Our professional fees expense for the three months ended September 30, 2022, was $30,751, compared to $38.660 for the same period in 2021. Our professional fees expense for the nine months ended September 30, 2022, was $141,012, compared to $86,711or the same period in 2021. This increase is attributable to increase audit and legal expenses related to increased compliance protocols.

Our consulting expense for the three months ended September 30, 2022, was $229,500 compared to $166,828 for the same period in 2021. Our consulting expense for the nine months ended September 30, 2022, was $739,424 compared to $537,810 for the same period in 2021. This increase is a result in the increase of outside consultants.

Our depreciation expense for the three months ended September 30, 2022, was $109,275, compared to $85,806 for the same period in 2021. This increase was mainly due to the commissioning of new equipment. Our depreciation expense for the nine months ended September 30, 2022, was $322,308, compared to $273,5160 for the same period in 2021. These increases are due to the acquisition and acquired assets.

Our share-based expense for the three months ended September 30, 2022, was $95,217, compared to $0 for the same period in 2021. Our share-based expense for the nine months ended September 30, 2022, was $285,901, compared to $0 for the same period in 2021. This increase was mainly due to the issuance of our employee stock options.

Our financing fees expense for the three months ended September 30, 2022, was $1,017,628, compared to $821,100 for the same period in 2021. Our financing fees expense for the nine months ended September 30, 2022, was $1,268,597, compared to $1,624,800 for the same period in 2021.

Our Interest expense for the three months ended September 30, 2022, was $200,879, compared to $56,956 for the same period in 2021. Our Interest expense for the nine months ended September 30, 2022, was $555,255, compared to $130,150 for the same period in 2021. This increase was mainly due to the increase in notes payable.

Our net loss for the three months ended September 30, 2022, was $2,100,847 compared to a net profit of $296,209 for the same period in 2021. Our net loss for the nine-months ended September 30, 2022, was $4,518,778 compared to $1,432,384 for the same period in 2021. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of September 30, 2022, the Company current assets of $442,961 and total assets of $3,245,510. As of December 31, 2021, the Company current assets of $1,513,667 and total assets of $4,007,465.

As of September 30, 2022, the Company current liabilities of $8,052,337 and total Liabilities of $8,202,337 As of December 31, 2021, the Company current liabilities of $5,327,491 and total liabilities of $5,577,014

The Company has funded its operations from contributions made by management and outside investors. The Company has a funding agreement with a third-party investor as discussed above; however, the investor’s obligation to provide additional capital is solely at the third-party’s discretion.

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

The following table summarizes our cash flows for the nine months ended September 30, 2022, and 2021.

	2022	2021
Net cash provided (used) from operating activities	$(792,186)	$24,764
Net cash used in investing activities	(24,230)	(807,010)
Net cash provided by financing activities	554,261	1,014,023
Net Increase (Decrease) In Cash	$(262,155)	$231,777

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2022, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it. The Company is currently a party to an arbitration that has a tentative ruling pending the outcome of another matter and has a judgment against it that the Company has entered into a payment agreement. Our counsel is filing an action to have the judgment set aside and to either litigate or reach a resolution. These items are not of a material nature to the Company.

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

On February 18, 2022, we entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%) require monthly interest payments beginning July 31, 2022, and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

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

On May 19, 2022, we issued 60,000 shares for inducement recorded at $1.90 per share for a total of $114,000.

On July 20, 2022, we agreed to issue 10,000 shares as an inducement to enter into a note.

On August 1, 2022, we agreed to issue 115,000 shares as an inducement to amend a note.

On August 25, 2022, we agreed to issue 115,000 shares as an inducement to amend a note.

On September 13, 2022, we agreed to issue 58,000 shares for inducement to amend a note.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are incorporated by reference:

(1)	The 8-K Current Reports filed with the Securities and Exchange Commission on August 2, 2022, and October 31, 2022; and

(2)	The Definitive Proxy Statement filed with the Securities and Exchange Commission on July 5, 2022; and Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1*	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________

(1)	Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.
(2)	Incorporated by reference from current report on Form 8-K filed on September 17, 2004.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006 filed on December 15, 2006.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on September 12, 2003.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 filed on April 30, 2019.
(6)	Incorporated by reference from the Company s Registration Statement on Form 10/A filed on June 18, 2019.
*	Filed herewith.

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

BLOOMIOS, INC.

Date: November 21, 2022	By:	/s/ Michael Hill
Michael Hill Chief Executive Officer

Date: November 21, 2022	By:	/s/ John Bennett
John Bennett Chief Financial Officer

