Form 10-K
period 2022-12-31
BLOOMIOS, INC.
filed 2023-04-17
CIK 1138608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-257890

BLOOMIOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-4696476
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification No.)

701 Anacapa Street, Suite C Santa Barbara, CA	93101
(Address of registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 222-6330

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, was approximately $4,302,168.

As of April 12, 2023, there were 29,949,538 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward- looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that ad dress activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Business

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale distribution channels in the United States of America, through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL provides innovative and quality manufacturing, processing, sourcing and distribution of hemp-derived, nootropic and nutraceutical products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer our private-label and white-label customers large collections of customizable hemp products that includes over 80 products across 7 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages and pet treats.

Our Company manufactures hemp infused products ranging from human edibles, pet edibles, liquid consumables such as tinctures and shots, topicals, and smokable hemp. Each of these products are infused with hemp extract. Our human edibles are either tumbled with hemp extracts that stick to the surface of the edibles or made from scratch with hemp extract being cooked into gelatin or pectin bases and extruded into molds to shape them. Our liquid consumables are infused by mixing food grade bases (Such as hemp seed, MCT oil, or water) with food grade flavoring and hemp extract. Our topicals are infused by mixing topical cream bases with hemp extract. Our smokable hemp contains no more than 0.3% of Tetrahydrocannabinol (THC) by dry weight basis and is rolled into hemp paper with a filter. We conduct third-party testing and test all of our products in-house utilizing High-Performance Liquid Chromatography (“HPLC”) to ensure that no final product contains more than 0.3% of total THC. All products are marketed as products infused with hemp extract with no more than 0.3% of THC on a dry weight basis.

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

History

Bloomios (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on February 2, 2001.

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

The financial statements have been prepared on a consolidated basis. The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

On June 16, 2021, the Company appointed Mr. Barrett Evans as Chief Strategy Officer, President and Director, and Mr. John Bennett as Chief Financial Officer and Director, as previously reported on Form 8-K filed with the SEC on June 21, 2021.

Current Operations and Strategy

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale distribution channels in the United States of America, through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL provides innovative and quality manufacturing, processing, sourcing and distribution of hemp-derived, nootropic and nutraceutical products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer our private-label and white-label customers large collections of customizable hemp products that includes over 80 products across 7 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages and pet treats.

Our Company manufactures hemp infused products ranging from human edibles, pet edibles, liquid consumables such as tinctures and shots, topicals, and smokable hemp. Each of these products are infused with hemp extract. Our human edibles are either tumbled with hemp extracts that stick to the surface of the edibles or made from scratch with hemp extract being cooked into gelatin or pectin bases and extruded into molds to shape them. Our liquid consumables are infused by mixing food grade bases (Such as hemp seed, MCT oil, or water) with food grade flavoring and hemp extract. Our topicals are infused by mixing topical cream bases with hemp extract. Our smokable hemp contains no more than 0.3% of Tetrahydrocannabinol (THC) by dry weight basis and is rolled into hemp paper with a filter. We conducts third-party testing and test all of our products in-house utilizing High-Performance Liquid Chromatography (“HPLC”) to ensure that no final product contains more than 0.3% of total THC. All products are marketed as products infused with hemp extract with no more than 0.3% of THC on a dry weight basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 701 Anacapa Street, Suite C, Santa Barbara, California, where our Executive Officers maintain a business office. We use this office space is provided by one our executives free of charge.

The Company leases a 51,000 square foot facility from an unrelated third-party in Daytona Beach, Florida. The lease is a sublease and calls for monthly base rent of $28,741.05 from May 2021 to April 2022, and monthly base rent of $29,315 from May 2022 to April 2023. The Company has extended the lease through April 30, 2025, at a monthly base rent of $29,901 per month and increasing by 2% annually.  The Company also has an option to extend the lease for an additional period of 2 years on similar terms.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us. The Company currently has two judgments against it, one of which has reached a payment agreement and the other is currently in negotiation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock are traded on the OTCQB Market under the trading symbol “BLMS”.

Holders

As of April 15, 2023, we had approximately 197 shareholders holding 29,949,538 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Option Plan. The Company has awarded 3,650,000 of the total 5,500,000 options that are available under the plan. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

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

Results of Operations

Results of Operations during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Our net revenue for the year ended December 31, 2022, was $6,077,080, compared to $8,491,651 for the same period in 2020. The decrease in revenue is due to a downtime while the Company increased capacity by building out additional manufacturing space and equipment and a general slowdown of business in the fourth quarter of 2022, and integration challenges from the Company’s recent acquisition.

Our cost of goods sold for the year ended December 31, 2022, was $3,849,002, compared to $4,708,195 for the same period in 2021. The increase in cost of goods is directly correlated with the growth in revenue.

Our general and administrative expense for the year ended December 31, 2022, was $1,548,748, compared to $897,335 for the same period in 2021. This increase was mainly due to 2022 ramping up to increased production expectations in 2022 and 2023.

Our salaries expense for the year ended December 31, 2022, was $1,799,199, compared to $1,576,544 for the same period in 2021. This increase was mainly due to 2022 ramping up to increased production expectations in 2022 and 2023.

Our rent expense for the year ended December 31, 2022, was $528,570, compared to $422,527 for the same period in 2021. This increase was mainly due to rent rate increase in 2022.

Our Utilities expense for the year ended December 31, 2022, was $142,260, compared to $120,414 for the same period in 2021.

Our professional fees expense for the year ended December 31, 2022, was $320,800, compared to $1106,750 for the same period in 2021. This increase was mainly due to increased acquisition effort in 2022.

Our consulting expense for the year ended December 31, 2022, was $997,824 compared to $721,862for the same period in 2020. This increase was mainly due to increased acquisition effort in 2022.

Our depreciation expense for the year ended December 31, 2022, was $439,043, compared to $381,169 for the same period in 2021. This was mainly due to the increase in Capital equipment expenditures.

Our bad debt expense for the year ended December 31, 2022, was $60,879, compared to $80,000 for the same period in 2021.

Our share-based expense for the year ended December 31, 2022, was $531,119, compared to $277,333 the same period in 2020. This increase was mainly due to the adoption of our stock option plan.

Our gain on debt settlement for the year ended December 31, 2022, was $0, compared to $312,583 for the same period in 2021. This increase was due to the forgiveness of our PPP loan in 2021.

Our other income for the year ended December 31, 2022, was $0, compared to $84,628 for the same period in 2021.

Our financing fees expense for the year ended December 31, 2022, was $6,888,643, compared to $1,273,507 for the same period in 2021. This increase was mainly due to the issuance of warrants and OID on the notes payable.

Our Interest expense for the year ended December 31, 2022, was $965,875, compared to $252,453 for the same period in 2021. This increase was mainly due to the company borrowing capital to grow the business.

Our net loss for the year ended December 31, 2022, was $13,774,165 compared to $2,011,327 for the same period in 2021. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of December 31, 2022, the Company current assets of $2,444,370 and total assets of $26,010,888. As of December 31, 2021, the Company current assets of $1,513,667 and total assets of $4,007,465.

As of December 31, 2022, the Company current liabilities of $27,181,835 and total Liabilities of $27,331,835 As of December 31, 2021, the Company current liabilities of $5327,491 and total liabilities of $5,577,014.

The following table summarizes our cash flows for the fiscal years ended December 31, 2022, and December 31, 2021:

	2022	2021
Net cash provided (used) from operating activities	$(6,325,707)	$(98,519)
Net cash used in investing activities	(24,230)	(798,299)
Net cash provided by financing activities	6,079,422	1,095,128
Net Increase (Decrease) In Cash	$(270,515)	$198,310

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bloomios, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

April 17, 2023

Bloomios, Inc.
Consolidated Balance Sheet

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$-	$270,515
Accounts receivable - net	526,175	55,713
Inventory	1,772,108	512,203
Prepaid Expenses	28,500	-
Deposits	117,587	675,236
Total Current Assets	2,444,370	1,513,667

Property and Equipment - Net	1,526,703	1,862,310
Loan receivable	50,000	50,000
Right of use asset	57,327	214,198
Goodwill	21,865,198	300,000
Investment Infusionz	-	-
Other assets	67,290	67,290
Total Assets	$26,010,888	$4,007,465

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable	$2,342,046	$2,236,298
Accrued expenses	1,109,336	213,687
Accrued Expenses related party	163,556	23,337
Unearned revenue	436,887	239,561
Due to Upexi	504,058	-
Customer JV account liabilities	300,000	300,000
Lease liability current	57,327	114,675
Notes payable	531,000	831,000
Notes payable PPP	-	-
Notes payable - related party	91,500	91,500
Notes Payable - Convertibles Related Party	1,773,655	-
Notes payable - convertibles (net of debt discount)	19,872,470	1,277,433
Total Current Liabilities	27,181,835	5,327,491
Long-Term Debt:
Lease liability	-	99,523
Notes payable	150,000	150,000
Total Liabilities	27,331,835	5,577,014

Stockholders' (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 10,000 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	0	0
Preferred series B stock ($0.00001 par value; 800 shares authorized; 0 and 800 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	0	0
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 0 and 310,000 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	-	3
Shares to be issued	3,853,649	61,500
Preferred series D stock ($0.00001 par value; 85,000 shares authorized; 85,000 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	8,500,000	-
Common stock ($0.00001 par value; 945,000,000 shares authorized; 29,949,538 and 13,296,220 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	284	144
Additional paid-in capital	6,434,677	4,704,193
Accumulated deficit	(20,109,557)	(6,335,389)
Total Stockholders' (Deficit)	(1,320,947)	(1,569,549)
Total Liabilities and Stockholders' Deficit	$26,010,888	$4,007,465

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the year ended December 31,

	2022	2021

Sales	$6,077,080	$8,491,651
Cost of Goods Sold	3,849,002	4,708,195
Gross Profit	2,228,078	3,783,456

General and Administrative expense	1,548,748	897,335
Salaries	1,799,119	1,576,544
Rent	528,570	422,527
Utilities	142,260	120,414
Professional fees	320,800	106,750
Consulting	997,824	721,862
Depreciation	439,043	381,169
Reserve for Bad Debt expense	60,879	80,000
Share based Expense	531,119	277,333
Total Expenses	6,368,362	4,583,934
Net Profit from Operations	(4,140,284)	(800,478)

Other Income / (Expenses)
Gain on Debt settlement	-	312,583
Loss on impairment of fixed assets	(1,268,743)	-
Other Income	-	84,628
Shares issued for inducement	(510,620)	(82,100)
Financing Fees	(6,888,643)	(1,273,507)
Interest Expense	(965,875)	(252,453)
Net Profit / (Loss) Before Income Taxes	(13,774,165)	(2,011,327)
Income Tax Expense	-	-
Net Profit / (Loss)	$(13,774,165)	$(2,011,327)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(1.04)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,200,405	12,626,145

The accompanying notes are an integral part of these financial statements

Bloomios Inc.
Consolidated Statement of Stockholders Equity
December 31, 2022

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated	Stock holders' Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
December 31, 2020	12,508,011	$125	$-	$-	$-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-		388,489	-	388,501
Warrants issued			-	-		636,261	-	636,261
Preferred shares issued			10,800	0		0		-
Preferred shares issued for debt conversion			310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	4				(4)		-
Shares issued for inducement	40,000	4				42,196		42,200
Share based expense for stock options issued						277,333		277,333
Shares to be issued for inducement	-	-			61,500	-		61,500
Net Loss							(2,011,328)	(2,011,328)
December 31, 2021	12,702,134	144	320,800	3	61,500	4,704,193	(6,335,389)	(1,569,549)

Shares issued for inducement	244,086	9	-	-	-	510,611	-	510,620
Shares issued for inducement from to be issued	50,000	5	-	-	(61,500)	61,495	-	-
Warrants Issued	-	-	-	-	-	28,979	-	28,979
Shares issued for prepaid services	300,000	30	-	-	-	305,970	-	306,000
Vested Stok options	-	-	-	-	-	381,119	-	381,119
Warrants converted JSC	484,500	48			-	(48)		-
Warrants converted Leonite	171,433	17			-	(17)		-
Sunstone Capital Series C Conversion	125,506	13	(310,000)	(2)	-	(11)		-
Series B Conversion recorded to (to be issued)	-	-	(800)	(1)	1	-	-	-
Shares Issued for inducement	115,000	12				282,890		282,901
Shares Issued for inducement	58,000	6	-	-	-	159,497	-	159,503
Inducement shares for Q4 Financing					3,853,648			3,853,648
Investment in Infusionz				8,500,000				8,500,000
								-
Net loss	-	-	-	-	-	-	(13,774,168)	(13,774,168)
December 31, 2022	14,250,659	$284	10,000	$8,500,000	$3,853,649	$6,434,677	$(20,109,557)	$(1,320,947)

The accompanying notes are an integral part of these financial statements

Bloomios Inc.
Consolidated Statement of Cash flows
for the years ended December 31,

	2022	2021
Cash provided (used) from operating activities
Net Income (Loss)	$(13,774,165)	$(2,011,328)
Depreciation	439,043	381,169
Gain on debt settlement	-	(312,583)
Shares issued for inducement	510,620	1,128,462
Share based expense	531,119	277,333
Finance fees and debt discount	3,692,456	(46,712)
Change in accounts receivable	(470,462)	(19,439)
Change in inventory	(1,259,905)	(219,971)
Change in other assets	529,149	(2,779)
Change in Accounts Payable and Accrued Expenses	2,744,557	628,632
Change in Accrued Expenses - related party	534,555	9,102
Change in Unearned Revenue	197,326	89,595
Net cash provided (used) from operating activities	(6,325,707)	(98,519)

Cash used in investing activities
Investment in Infusionz	(9,500,000)	-
Purchase of Equipment	(24,230)	(798,299)
Net cash used in investing activities	(24,230)	(798,299)

Cash provided by financing activities
Proceeds from Notes Payable	13,688,257	1,623,109
Payment on notes payable	(7,873,835)	(498,681)
Proceeds from (payments to) Notes Payable related parties	265,000	(29,300)
Net cash provided by financing activities	6,079,422	1,095,128
Net Increase (Decrease) In Cash	(339,417)	198,310

Cash At Beginning of Period	270,515	72,205

Cash At End of Period	$-	$270,515

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

Bloomios Inc.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

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

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale and retail distribution channels in the U.S. through its wholly- owned subsidiary Bloomios Private Label (“BPL”). BPL is an innovative leader in quality manufacturing, processing, sourcing and distributing of cannabidiol products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer one of the largest collections of customizable hemp-derived products that includes over 80 products across 7 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, lotions, creams, beverages and pet treats.

Bloomios is headquartered in Santa Barbara, California with its operations in Daytona Beach, Florida. Bloomios intends to grow by increasing production capacity and by an acquisition strategy that is currently in development. Currently, Bloomios is principally a business-to-business operation with plans to sell direct-to-consumers in the future.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $ 1,320,947 and a net loss of $13,774,165 for the year ended December 31, 2022. The Company also had an accumulated deficit of $20,109,557 as of December 31, 2022. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2022, and December 31, 2021, we had a reserve for potentially un-collectable accounts of $50,000 and $80,000 respectively.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of December 31, 2022, and December 31, 2021, we had a reserve for potentially obsolete inventory of $200,000 and $150,000 respectively.

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

Also, from time to time we require deposits from our customers. As of December 31, 2022, and December 31, 2021, we had $436,887 and $239,561 of deferred revenue respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On December 31, 2022, we had outstanding common shares of 14,250,659 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the years ended December 31, 2022, and 2021, were 1 and 12,626,145 respectively. As of December 31, 2022, we had convertible notes to potentially convert into approximately 1,327,778 of additional common shares and 1,300,932 common stock warrants convertible into an additional 1,300,932 common shares. Fully diluted weighted average common shares and equivalents for the years ended December 31, 2021, and 2020, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the years ended December 31, 2022, and 2021.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,650,000 of the total 5,500,000 options that are available under the plan. As a result, for the years ended December 31, 2022 and 2021 our share-based expense was $531,119 and $277,333 respectively.

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

As of December 31, 2022, we had a net operating loss carry-forward of approximately $(20,109,557), and a deferred tax asset of $4,223,007 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(4,223,007). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2022	December 31, 2021
Deferred Tax asset	$4,223,007	$1,330,432
Valuation Allowance	(4,223,007)	(1,330,432)
Deferred Tax Asset (Net	$-	$-

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

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,650,000 of the total 4,000,000 options that are available under the plan. The plan was subsequently increased to 5,500,000.

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

Total issued and outstanding shares as of December 31, 2022, is 29,949,538.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred stock.

The Company has four (4) classes of Preferred Stock. Series A has 10,000 shares authorized, issued and outstanding. Series B has 800 shares authorized, 0 currently issued and outstanding. Series C has 3,000,000 authorized and 0 currently issued and outstanding. Series D has 85,000 shares authorized and 85,000 issued and outstanding as of December 31, 2022.

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

Series B Convertible Preferred Stock

The Series B, par value $0.00001, has 800 shares authorized, and 0 issued and outstanding at December 31, 2022. The holders of the Series B are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series B are entitled to vote such number of shares as their Series B would be convertible into common stock plus 10% on an as if converted basis at the time of the vote. The Series B may convert into common stock. Each share of Series B will convert into such number of shares by multiplying 0.001 by the aggregate number of the Company’s common stock issued and outstanding at the time of conversion. The Series B is subject to automatically convert into common stock in the event of a qualified financing as defined above.

Series C Convertible Preferred Stock

The Series C, par value $0.00001, has 3,000,000 shares authorized. There are 0 shares issued and outstanding at December 31, 2022. The holders of the Series C are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series C are entitled to vote such number of shares as their Series C would be convertible into common stock on an as if converted basis at the time of the vote. The Series C may convert into common stock based upon the product obtained by dividing the number of shares of Series C by the closing share price of the common stock on the date of conversion. The Series C is subject to automatically convert into common stock in the event of a qualified financing as defined above based upon the conversion formula in the previous sentence.

Series D Convertible Preferred Stock

The Preferred D, par value $0.00001, has 85,000 shares authorized. There were 85,000 shares outstanding at December 31, 2023 and have a stated value per share of one hundred dollars ($100) (the “Stated Value”). The Company is authorized to issue eighty-five thousand (85,000) shares of Series D Preferred, all of which were issued on the Closing Date to the Seller. The Series D Preferred shares entitle the holder to receive dividends equal to eight and one-half percent (8.50%) per annum of the Stated Value of the Series D Preferred shares, on a monthly basis, 30 days in arrears, for each month during which the Series D Preferred shares remain outstanding. The monthly dividends shall be declared but not become due and payable and shall not be paid (but instead shall accrue) until the date that is three (3) months following the date on which the Debentures are fully repaid and /or converted into shares of Common Stock (such date the “Dividend and Conversion Restriction Release Date”). In addition, no asserted claims, losses or liabilities related to the Debentures to which the holders of the Debentures are entitled to indemnification or reimbursement can remain unresolved. The monthly dividends shall be fully paid in twelve equal monthly installments. On or after the Dividend and Conversion Restriction Release Date, the holder of the Series D Preferred shares can convert the Series D Preferred shares into shares of Common Stock. The number of shares of Common Stock will equal the product obtained by dividing the number of shares of Series D Preferred Stock being converted by the closing price per share of the Common Stock on the conversion date and multiplying that number by 100. The holders of the Series D Preferred shares shall have the same voting rights as the holders of the Common Stock and the shares of Series D Preferred shall vote equally with the shares of Common Stock, and not as a separate class, at any annual or special meeting, upon the following basis: the holder of Series D Preferred shares shall be entitled to cast such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series D Preferred Stock are convertible immediately after the close of business on the record date fixed for such meeting. The Series D Preferred shares have a liquidation preference over all other Company securities other than the Debentures. In addition, the Company may, in its sole discretion, on or after one year anniversary of the Closing Date, subject to whether the Debentures are still outstanding, elect to redeem all or any portion of the Series D Preferred shares at a price per share equal to one hundred dollars up to an aggregate amount of eight million five hundred thousand dollars ($8,500,000) for all of the shares of Series D Preferred Stock.

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

As stated in our 8-K filing dated April 12, 2021, Bloomios (the “Company”), acquired CBDBP.

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

On April 12, 2021, XLR Medical Corp (the “Company”), acquired CBDBP as a wholly-owned subsidiary. XLR issued 10,000 shares of its Series A Preferred Stock and 800 shares of its Series B Preferred Stock as the purchase price.

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

On July 9, 2021, we entered into a purchase agreement with Burdell Partners, LLC hereinafter (“BP”), pursuant to which BP has agreed to purchase from us up to an aggregate of $6,500,000 of our common stock (subject to certain limitations) from time to time over the term of the Purchase Agreement. Also, on July 9, 021, we entered into a registration rights agreement with BP, which we refer to in this prospectus as the Registration Rights Agreement, pursuant to which we are required to file with the SEC a registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to BP under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we were required to issue 50,000 shares of our common stock (which are yet to be issued) and 50,000 warrants to BP as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, which we refer to in this prospectus as the Commitment Shares and Commitment Warrants.

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

On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,650,000 of the total 4,000,000 options that are available under the plan. The plan was subsequently increased to 5,500,000 options.

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

The foregoing summaries of the Purchase Agreement and the Note do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022, which are incorporated herein by reference.

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

On May 15, 2022, the Company established a wholly owned subsidiary with the Wyoming Secretary of State, Infused Confections LLC, a Wyoming limited liability company.

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

As further described under Item 5.03 of the Current Report on Form 8-K filed on October 31, 2022 and amended on January 5, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “COD”) with the Secretary of State of the State of Nevada. The Company, pursuant to the COD, is able to issue shares of Series D Convertible Preferred Stock (the “Series D Preferred”).

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

The MIPA contains representations, warranties and covenants that the respective parties made to each other as of the date of the MIPA or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the MIPA are also modified in important part by the underlying disclosure schedules which are not filed publicly, and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company does not believe that these schedules contain information that is material to an investment decision.

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

In addition, pursuant to the SPA, the holders of the Debentures were each issued a warrant to purchase shares of the Common Stock (the “Warrant”). Each Warrant provides for the purchase by the applicable holder of Debentures of a number shares of Common Stock equal to the total principal amount of the Debenture purchased by such holder divided by the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date (the “Warrant Shares”). The exercise price of the Warrants is 125% of the conversion price of the Debentures. A total of 8,531,004 Warrants were issued on the Closing Date.

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

Convertible Secured Subordinated Promissory Note

In connection with the closing of the purchase of the LLC Interests and the transfer of the Assets, the Company issued the Note to the Seller in the amount of $5,000,000.00. The Note has an interest rate of eight and one-half percent (8.5%) per annum, requires the Company to remit in repayment of amounts outstanding pursuant to the Noe an amount equal to forty percent (40%) of the net proceeds received by the Company in connection with any offering by the Company of the Company’s securities conducted in connection with the Uplisting. The Company shall pay the Seller interest on a monthly basis. The Note is convertible, at the Seller’s option, into shares of Common Stock at a conversion price of $5.00 per share subject to adjustment: (i) if the Uplisting does not occur prior to the one-year anniversary of the Closing Date or (ii) upon an event of default as described in the Note.

The Note is secured by a subordinated security interest in all assets of Infusionz pursuant to that certain Pledge and Security Agreement, by and between Infusionz as pledgor and the Seller as pledgee (the “Pledge and Security Agreement”), which security interest shall rank junior to all liens and security interests granted by the Company and each of its subsidiaries (including without limitation Infusionz), to the holders of the Debentures.

The foregoing summary of the Note and the Pledge and Security Agreement contains only a brief description of the material terms of the Note and the Pledge and Security Agreement and such description is qualified in its entirety by reference to the full text of each of the Note and the Pledge and Security Agreement.

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

On July 8, 2020, the company entered into an SBA promissory note in the amount of $150,000, with an interest due at the rates of 3.75% per annum and and installment payments of $731 per month to begin in January 2023.

On July 27, 2020, the Company entered into a promissory note with a third-party in the amount of $300,000, with an interest due at the rates of 9% per annum and a due date of August 15, 2022.

On January 5, 2021, the company entered into a promissory note in the amount of $20,331 with an interest rate of 8% per annum and a due date of April 5, 2021. On April 5, 2021, this note was paid in full.

On March 25, 2021, the Company entered into a 11% secured convertible promissory note with a third-party with a total commitment of $1,666,667 and the first tranche advanced on that date of $777,778. Pursuant to the agreement, the Company issued the lender 116,667 shares of common stock, 116,667 5-year warrants with an exercise price of $1.50 and 116,667 5-year warrants with an exercise price of $2.00. The note had an original issue discount of $77,778. The balance due on this note is $0.

On November 30, 2020, the Company entered into a 6% secured convertible promissory note with a third-party in the amount of $203,000.00. Pursuant to the agreement, the Company issued the lender 350,000 5-year warrants with an exercise price of $1.00. On January 19, 2021, we issued the lender an additional 100,000 warrants on the same terms as the previous warrants, as a penalty pursuant to the agreement. Subsequently, on April 2, 2021, the Company and lender entered into a pay-off letter agreement in the amount of $ 252,875.00 and the Company paid the amount on April 6, 2021. The balance due on this note is $0.

On July 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non-affiliated accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell directly to the Investor in a private offering (the “Offering”), a Senior Secured Promissory Note (the “Note”) with first priority over all current and future indebtedness of the Company and any subsidiaries, whether such subsidiaries exist on the issue date or are created or acquired thereafter, excluding the note between the Company and Leonite Capital LLC., in the aggregate principal amount of up to $1,100,000 or so much as has been advanced in one or more tranches. The Note carries an original issue discount of $100,000, to cover the Investor’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of the Note, which is included in the principal balance of the Note. As a result of the original issuance discount, the potential aggregate purchase price of the Note is $ 1,000,000. The initial tranche was paid upon closing in an amount of $500,000, resulting in a current face value of the Note of $550,000. The maturity date of each tranche of the Note is twelve months after the payment of such tranche. The Note provides that the Investor may not convert any amount of the Note that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the beneficial ownership limitation may be waived up to a maximum of 9.99% at the election of the Investor, with not less than 61 days prior notice. The Note is secured with all of the assets of the Company, as described in the Security Agreement attached as Exhibit 10.3 to this Form S-1. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated to register the shares of common stock underlying the Note and the Warrants (as described below), within 90 days from the date of the Purchase Agreement. The balance due on this note is $0.

As additional consideration for the purchase of the Note, the Company agreed to issue to the Investor Warrants (the Warrants”). The Warrants shall be issued upon the advance of each tranche by the Investor to the Company, exercisable for an amount of the Company’s common stock equal to the purchase price of such tranche divided by three. The Warrants have a term of 60 months, and contain full ratchet anti-dilution protection provisions, and have an exercise price of $1.75 per share for 142,857 of the Warrants, and $ 2.25 per share for 111,111 of the Warrants. If at any time after the six-month anniversary of the issue date of the Warrants, the market price of one share of the Company’s common stock is greater than the exercise price of such Warrant, and there is not an effective registration statement registering the resale of the shares of common stock underlying the Warrants, then the Warrants may be exercised by means of a cashless exercise. The Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise, with the exception that the beneficial ownership limitation may be increased or decreased upon no less than 61 days prior notice.

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

The foregoing summaries of the Purchase Agreement and the Note do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.2 and 10.1, respectively, to Form 10-K filed on April 15, 2022 and amended on Form 10-K/A on November 14, 2022, which are incorporated herein by reference.

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

Senior Secured Convertible Debenture Offering

On October 26, 2022, the Company closed on an offering of the Debentures (the “Debenture Offering”). The Debentures have an aggregate principal amount of approximately $15,367,966 (including a 15% original issue discount).

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

The Debentures were offered pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and the holders of the Debentures. The SPA contains customary representations, warranties and indemnification provisions. The Debentures are secured by a senior security interest in all assets of the Company and its subsidiaries pursuant to that certain Security Agreement, by and among the Company, the Company’s subsidiaries, the holders of the Debentures, and the agent for the holders (the “Security Agreement”).

In addition, pursuant to the SPA, the holders of the Debentures were each issued a warrant to purchase shares of the Common Stock (the “Warrant”). Each Warrant provides for the purchase by the applicable holder of Debentures of a number shares of Common Stock equal to the total principal amount of the Debenture purchased by such holder divided by the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date (the “Warrant Shares”). The exercise price of the Warrants is 125% of the conversion price of the Debentures. A total of 8,935,664 Warrants were issued on the Closing Date.

Pursuant to the SPA, the holders of the Debentures were each issued a number of shares of Common Stock (the “Incentive Shares”) equal to 35% of such holder’s subscription amount (without regard for any beneficial ownership limitations) divided by the lower of (i) the closing price of the Common Stock on the Closing Date or (ii) the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date. A total of 2,922,849 shares of Common Stock were issued.

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

Convertible Secured Subordinated Promissory Note

In connection with the closing of the purchase of the LLC Interests and the transfer of the Assets, the Company issued the Note to the Seller in the amount of $5,000,000.00. The Note has an interest rate of eight and one-half percent (8.5%) per annum, requires the Company to remit in repayment of amounts outstanding pursuant to the Noe an amount equal to forty percent (40%) of the net proceeds received by the Company in connection with any offering by the Company of the Company’s securities conducted in connection with the Uplisting. The Company shall pay the Seller interest on a monthly basis. The Note is convertible, at the Seller’s option, into shares of Common Stock at a conversion price of $5.00 per share subject to adjustment: (i) if the Uplisting does not occur prior to the one-year anniversary of the Closing Date or (ii) upon an event of default as described in the Note.

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

On March 31, 2022, we issued 30,555 five-year common stock warrants exercisable at $2.25 per share.

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

On October 26, 2022, we issued 8,935,664 five-year common warrants initially exercisable at $1.85.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	390,000	$0.920	390,000	0.920
Additions	950,932	1.65	950,932	1.65

Converted	(40,000)	0.260		0.260
Expired	-	-	-

Outstanding December 31, 2021	1,300,932	$1.43	1,300,932	1.43
Additions	85,223	1.85	85,223	1.85

Converted	-	-		-
Expired	-	-	-

Outstanding 9-30-2022	1,386,155	$1.46	1,386,155	1.46
Additions	8,935,664	1.85	8,935,664	1.85

Converted	(737,302)	-		-
Expired	-	-	-

Outstanding December 31, 2022	9,584,517	$1.46	9,584,517	1.46

NOTE 9 – SUBSEQUENT EVENTS

On January 4, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending for $195,000 and has a 12% interest rate and is due January 4, 2024.

On January 13, 2023, the Company entered into a Finder’s Fee Agreement with Spartan Capital Securities and agreed to issue 75,000 shares of common stock.

On January 18, 2023, the Company entered into a $300,000 promissory note with Walleye Opportunities Master Fund Ltd. The promissory note has a 10% OID and the principal and interest are due July 18, 2023.

On January 19, 2023, the Company entered into an investor relations consulting agreement with Hayden IR. The Company pays $5,000 per month and has issued 50,000 shares of common stock under this agreement.

On February 7, 2023, the Company entered into a Purchase Agreement for up to $20,000,000 with Arena Business Results, LLC. The Company is obligated to issue Commitment Fee Shares equal to the aggregate dollar amount of $800,000.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2022, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control— Integrated Framework (2013) as outlined by the Committee of Sponsoring Organizations of the Treadway Commission and guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We have identified the following material weakness as of December 31, 2022:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Current Position with Us	Director or Officer Since
Michael Hill	46	CEO and Director	November 30, 2020
Barrett Evans	51	CSO, President and Director	June 16, 2021
John Bennett	62	CFO and Director	June 16, 2021

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Michael Hill. Mr. Hill is the Chief Executive Officer and Director of Bloomios. Mr. Hill is a seasoned executive and corporate advisor with over 20 years in both the private and public sectors. He co-founded and is the Managing Director of CBD Brand Partners, a brand accelerator that is vertically integrated within the hemp and CBD industry. In 2019, Mr. Hill co-founded Law For All and serves as the Chief Executive Officer, a legal technology platform and service provider. From 2015 to 2019 he served as the Chief Executive Officer of Total Sports Media, an online sports and entertainment media company. Over his tenure he has led and completed multiple mergers and acquisitions of a variety of companies, more specifically advertising, streaming media, data management, mobile and ad-tech driven companies. He has a deep understanding and experience in both pre-transaction and post-transaction operational planning and integration. Prior to this work, Mr. Hill served in the United States Navy, receiving the honor of Enlisted Surface Warfare Specialist.

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

John Bennett. Mr. Bennett is the Chief Financial Officer and Director of Bloomios. Mr. Bennett is a seasoned executive, with over 30 years of experience in both the public and private sector. Mr. Bennett served as the Chief Financial Officer for Clean Energy Technologies, Inc. (CETY) from January 2005 thru March 2020 and served on the board of directors from September 2009 thru February 2018. While with CETY, Mr. Bennett was an integral part of taking them public with the completion of their SB2 registration. From January of 2008 thru the present Mr. Bennett ran his own consulting firm, focusing on public companies in the microcap space. He has extensive experience with the public reporting requirements with the SEC, including 10K, 10Q including S1 and Reg A registrations statements and audit interface with PCAOB audit firms. He has been in the Manufacturing Industry for over 30 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, Mr. Bennett Holds a Bachelor of Science degree in Accounting from Mesa University and a Master of Science in Finance degree from the University of Colorado.

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

Legal Proceedings

None of our directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended December 31, 2022, the Board made a total of five (5) written consents in lieu of meetings. All members of the Board concurred with the written consents in lieu of Board meetings. The annual shareholder meeting was held on July 28, 2022. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting of shareholders during the fiscal years ended December 31, 2021, and December 31, 2020.

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Bloomios Inc., Attention: Board of Directors, 701 Anacapa Street, Suite C, Santa Barbara, CA, 93101. The Board will review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Michael Hill (2) CEO, Chairman	2022	$300,000	$-	$-	$65,000	$-	$365,000
	2021	$300,000	$-	$-	$65,000	$-	$365,000
John Bennett (2) CFO, Treasurer and Director	2022	$150,000	$-	$-	$43,000	$-	$193,000
	2021	$105,000	$-	$-	$43,000	$-	$148,000
							$-
Barrett Evans (2) CSO, President, Secretary and Director	2022	$300,000	$-	$-	$65,000	$-	$365,000
	2021	$262,500	$-	$-	$65,000	$-	$327,500

(1)	Note that the Bonus amount is an up to amount and is subject to performance milestones, per year as follows: Michael Hill $175,000, John Bennett $85,000 and Barrett Evans $175,000.
(2)

A stock option plan was adopted by the Company. On October 18, 2021, the Board granted Mr. Hill, Mr. Evans and Mr. Bennett, 750,000, 750,000 and 500,000 options, respectively, at an exercise price of $1.25.

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

Recent Developments

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Michael Hill 701 Anacapa St, Ste C Santa Barbara, CA 93101	8,817,959	29.44%
Barrett Evans 701 Anacapa St, Ste C Santa Barbara, CA 93101	8,918,313	29.78%
John Bennett 701 Anacapa St, Ste C Santa Barbara, CA 93101	0	0.00%
All Directors and Officers as a Group	17,736,272	59.22%
5% shareholders
Aline Elkayam 104 Chelsea Place Avenue Ormond Beach, FL 32174	2,677,635	8.94%
Bibi Daprile 12 Windong Creek Way Ormond Beach, FL 32174	2,996,503	10.01%
Michael Hill 701 Anacapa St, Ste C Santa Barbara, CA 93101	8,817,959	29.44%
Barrett Evans 701 Anacapa St, Ste C Santa Barbara, CA 93101	8,918,313	29.78%
5% shareholders as a group	23,410,410	78.17%
Total Directors and Officers and 5% Shareholders	23,410,410	78.17%
*Less than 1%

______________

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 701 Anacapa St, Ste C, Santa Barbara, CA 93101.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 29,949,538 shares of common stock issued and outstanding on a fully diluted basis as of April 12, 2023. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. All the share amounts listed represent common stock held. No derivatives are outstanding as the date hereof.

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

The Company’s corporate offices are located in Santa Barbara, California and are provided to the Company free of charge from a related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2022, and 2021 provided by BF Borgers CPA PC.

	2022	2021
Audit Fees	$77,000	$63,200
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$77,000	$63,200

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

1.	The financial statements of the Company and the report of BF Borgers CPA PC are included in Part II, Item 8:

2.	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.	Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
10.13	Common Stock Purchase Agreement	*
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1 *	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2 *	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bloomios, Inc.

Date: April 17, 2023	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ John Bennett
John Bennett
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2023	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ John Bennett
John Bennett
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2023	By:	/s/ Barrett Evans
Barrett Evans
President, Chief Strategy Officer and Director

