Form 10-Q
period 2023-03-31
BLOOMIOS, INC.
filed 2023-05-18
CIK 1138608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-257890

BLOOMIOS, INC.

Nevada	87-4696476
(State of Incorporation)	(I.R.S. Employer Identification Number)

701 Anacapa Street Ste C, Santa Barbara, CA 93101

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

At May 15, 2023, there were 30,055,077 shares of common stock outstanding.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloomios, Inc.
Consolidated Balance Sheet

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$-	$-
Accounts receivable - net	561,400	526,175
Inventory	1,761,516	1,772,108
Prepaid Expenses	-	28,500
Deposits	73,198	117,587
Total Current Assets	2,396,114	2,444,370

Property and Equipment - Net	1,485,957	1,526,703
Loan receivable	50,000	50,000
Right of use asset	630,858	57,327
Goodwill	21,865,198	21,865,198
Investment Infusionz	-	-
Other assets	73,169	67,290
Total Assets	$26,501,296	$26,010,888

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable	$2,769,712	$2,342,046
Accrued expenses	1,108,661	1,109,336
Accrued Expenses related party	835,662	163,556
Unearned revenue	329,661	436,887
Due to Upexi	1,334,780	504,058
Customer JV account liabilities	300,000	300,000
Lease liability current	358,812	57,327
Notes payable	531,000	531,000
Notes payable PPP	-	-
Notes payable - related party	91,500	91,500
Notes Payable - Convertibles Related Party	1,909,599	1,773,655
Notes payable - convertibles (net of debt discount)	20,346,169	19,872,470
Total Current Liabilities	29,915,556	27,181,835
Long-Term Debt:
Lease liability	272,046	-
Notes payable	149,269	150,000
Total Liabilities	30,336,871	27,331,835

Stockholders' (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 10,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	0	0
Preferred series B stock ($0.00001 par value; 800 shares authorized; 0 and 800 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	0	0
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 0 and 310,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	-	-
Shares to be issued	24,717	3,853,649
Preferred series D stock ($0.00001 par value; 85,000 shares authorized; 85,000 and 85,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	8,500,000	8,500,000
Common stock ($0.00001 par value; 950,000,000 shares authorized; 29,949,538 and 14,250,659 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	441	284
Additional paid-in capital	10,483,670	6,434,677
Accumulated deficit	(22,844,403)	(20,109,557)
Total Stockholders' (Deficit)	(3,835,575)	(1,320,947)
Total Liabilities and Stockholders' Deficit	$26,501,296	$26,010,888

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the three months ended March 31,

	2023	2022

Sales	$2,754,899	$1,494,390
Cost of Goods Sold	2,079,595	854,283
Gross Profit	675,304	640,107

General and Administrative expense	506,677	356,977
Salaries	734,995	601,430
Rent	294,519	101,883
Utilities	34,745	27,123
Professional fees	15,407	64,164
Consulting	456,774	237,948
Depreciation	42,043	95,174
Reserve for Bad Debt expense	-	-
Share based Expense	248,718	95,467
Total Expenses	2,333,878	1,580,166
Net Profit from Operations	(1,658,574)	(940,059)

Other Income / (Expenses)
Shares issued for inducement	-	(82,100)
Financing Fees	-	(47,371)
Interest Expense	(1,076,272)	(186,203)
Net Profit / (Loss) Before Income Taxes	(2,734,846)	(1,255,733)
Income Tax Expense	-	-
Net Profit / (Loss)	$(2,734,846)	$(1,255,733)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.11)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	25,414,306	12,849,729

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Stockholders Equity
March 31, 2023

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated	Stock holders' Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
Balance, December 31, 2021	12,702,134	144	320,800	3	61,500	4,704,193	(6,335,389)	(1,569,549)

Shares issued for inducement	244,086	9	-	-	-	510,611	-	510,620
Shares issued for inducement from to be issued	50,000	5	-	-	(61,500)	61,495	-	-
Warrants Issued	-	-	-	-	-	28,979	-	28,979
Shares issued for prepaid services	300,000	30	-	-	-	305,970	-	306,000
Vested Stok options	-	-	-	-	-	381,119	-	381,119
Warrants converted JSC	484,500	48	-	-	-	(48)	-	-
Warrants converted Leonite	171,433	17	-	-	-	(17)	-	-
Sunstone Capital Series C Conversion	125,506	13	(310,000)	(2)	-	(11)	-	-
Series B Conversion recorded to (to be issued)	-	-	(800)	(1)	1	-	-	-
Shares Issued for inducement	115,000	12	-	-	-	282,890	-	282,901
Shares Issued for inducement	58,000	6	-	-	-	159,497	-	159,503
Inducement shares for Q4 Financing	-	-	-	-	3,853,648	-	-	3,853,648
Investment in Infusionz	-	-	-	8,500,000	-			8,500,000
								-
Net loss	-	-	-	-	-	-	(13,774,168)	(13,774,168)
Balance, December 31, 2022	14,250,659	284	10,000	8,500,000	3,853,649	6,434,677	(20,109,557)	(1,320,947)

Vested Stock options	-	-	-	-	-	95,218	-	95,218
Shares issued for inducement from to be issued	2,922,849	29	-	-	(3,828,931)	3,828,902	-	-
Shares Issued for Services	125,000	1	-	-	-	124,999	-	125,000
Shares issued for Preferred stock conversion	12,651,030	127		-	(1)	(126)	-	(0)
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,734,846)	(2,734,846)
Balance, March 31, 2023	29,949,538	441	10,000	8,500,000	24,717	10,483,670	(22,844,403)	(3,835,575)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Cashflows
for the three months ended March 31,

	2023	2022
Cash provided (used) from operating activities
Net Income (Loss)	$(2,734,846)	$(1,255,734)
Depreciation	42,043	95,174
Shares issued for inducement	-	140,247
Share based expense	248,718	95,467
Finance fees and debt Discount	581,454	231,671
Change in accounts receivable	(35,225)	(17,962)
Change in inventory	10,592	98,720
Change in other assets	72,889	-
Change in Accounts Payable and Accrued Expenses	1,257,713	174,502
Change in Accrued Expenses - related party	135,944	26,942
Change in Unearned Revenue	(107,226)	85,776
Net cash provided (used) from operating activities	(527,944)	(325,197)

Cash used in investing activities
Investment in Infusionz	-	-
Purchase of Equipment	-	(24,230)
Net cash used in investing activities	-	(24,230)

Cash provided by financing activities
Proceeds from Notes Payable	412,000	309,700
Payment on notes payable	(20,000)	(132,880)
Proceeds from (payments to) Notes Payable related parties	135,944	150,000
Net cash provided by financing activities	527,944	326,820
Net Increase (Decrease) In Cash	-	(22,607)

Cash At Beginning of Period	-	270,515

Cash At End of Period	$-	$247,908

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Consolidated financial statements

March 31, 2023

NOTE 1 - BUSINESS ACTIVITY

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale distribution channels in the United States of America, through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL provides innovative and quality manufacturing, processing, sourcing and distribution of hemp-derived, nootropic and nutraceutical products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer our private-label and white-label customers large collections of customizable hemp products that include over 80 products across 10 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, topicals, beverages and pet treats.

Our Company manufactures hemp infused products ranging from human edibles, pet edibles, liquid consumables such as tinctures and shots, and topicals. Each of these products are infused with hemp extract. Our human edibles are either tumbled with hemp extracts that stick to the surface of the edibles or made from scratch with hemp extract being cooked into gelatin or pectin bases and extruded into molds to shape them. Our liquid consumables are infused by mixing food grade bases (Such as hemp seed, MCT oil, or water) with food grade flavoring and hemp extract. Our topicals are infused by mixing topical cream bases with hemp extract. Our smokable hemp contains no more than 0.3% of Tetrahydrocannabinol (THC) by dry weight basis and is rolled into hemp paper with a filter. We conduct third-party testing and test all of our products in-house utilizing High-Performance Liquid Chromatography (“HPLC”) to ensure that no final product contains more than 0.3% of total THC. All products are marketed as products infused with hemp extract with no more than 0.3% of THC on a dry weight basis.

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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $3,838,575 and a net loss of $2,734,846 for the three months ended March 31, 2023. The Company also had an accumulated deficit of $22,844,403 as of March 31, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of March 31, 2023, and December 31, 2022, we had a reserve for potentially un-collectable accounts of $50,000 and $50,000 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of March 31, 2023, and December 31, 2022, we had a reserve for potentially obsolete inventory of $150,000 and $0 respectively.

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

Also, from time to time we require deposits from our customers. As of March 31, 2023, and December 31, 2022, we had $329,661 and $436,887 of deferred revenue, respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On March 31, 2023, we had outstanding common shares of 29,949,538 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended March 31, 2023, and 2022, were 25,414,306 and 12,849,729 respectively. As of March 31, 2023, we had convertible notes to potentially convert into approximately 37,143,045 of additional common shares, 9,584,517 common stock warrants convertible into an additional 11,688,435 common shares and 3,445,000 of employee stock options convertible into additional shares of common stock. Fully diluted weighted average common shares and equivalents for the three months ended March 31, 2023, and 2022, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended March 31, 2023, and 2022.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,650,000 of the total 5,500,000 options that are available under the plan. As a result, for the three months ended March 31, 2023, and December 31, 2022, our share-based expenses were $248,718 and $95,467 respectively.

Income Taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2022, using a Federal Tax Rate of 21%.

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

As of March 31, 2023, we had a net operating loss carry-forward of approximately $(22,844,403), and a deferred tax asset of $4,797,325 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(4,797,325). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On March 31, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2023	December 31, 2022
Deferred Tax asset	$4,797,325	$4,223,007
Valuation Allowance	(4,797,325)	(4,223,007)
Deferred Tax Asset (Net	$-	$-

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

On January 19, 2023, the Company entered into an investor relations consulting agreement with Hayden IR. The Company has issued 50,000 shares of common stock under this agreement.

On February 7, 2023, the Company entered into a Purchase Agreement for up to $20,000,000 with Arena Business Results, LLC. The Company is obligated to issue Commitment Fee Shares equal to the aggregate dollar amount of $800,000.

Total issued and outstanding shares as of March 31, 2023, is 29,949,538.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred stock.

The Company has four (4) classes of preferred Stock. Series A has 10,000 shares authorized, issued and outstanding. Series B has 800 shares authorized, and zero (0) issued and outstanding. Series C has 3,000,000 authorized and zero (0) currently issued and outstanding. Series D has 85,000 shares authorized and 85,000 issued and outstanding as of March 31, 2023.

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

On June 4, 2020, the Company entered into a promissory note with a third party in the amount of $20,000, with an interest due at the rates of 8% per annum and a due date of September 5, 2020. This note was offset against an account receivable in the fourth quarter of 2020, and the balance due is $0.

On June 5, 2020, the Company entered into a promissory note with a third party in the amount of $10,000, with an interest due at the rates of 8% per annum and a due date of June 30, 2020. This note was offset against an account receivable in the fourth quarter of 2020 and the balance due is $0.

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

Convertible Secured Subordinated Promissory Note

In connection with the closing of the purchase of the LLC Interests and the transfer of the Assets, the Company issued the Note to the Seller in the amount of $5,000,000. The Note has an interest rate of eight and one-half percent (8.5%) per annum, requires the Company to remit in repayment of amounts outstanding pursuant to the Noe an amount equal to forty percent (40%) of the net proceeds received by the Company in connection with any offering by the Company of the Company’s securities conducted in connection with the Uplisting. The Company shall pay the Seller interest on a monthly basis. The Note is convertible, at the Seller’s option, into shares of Common Stock at a conversion price of $5.00 per share subject to adjustment: (i) if the Uplisting does not occur prior to the one-year anniversary of the Closing Date or (ii) upon an event of default as described in the Note.

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

On March 31, 2022, we issued 30,555 five-year common stock warrants exercisable at $2.25 per share.

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

On October 26, 2022, we issued 8,935,664 five-year common stock warrants initially exercisable at $1.85 per share.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2021	1,300,932	$1.43	1,300,932	1.43
Additions	85,223	1.85	85,223	1.85

Converted	-	-		-
Expired	-	-	-

Outstanding 9-30-2022	1,386,155	$1.46	1,386,155	1.46
Additions	8,935,664	1.85	8,935,664	1.85

Converted	(737,302)	-		-
Expired	-	-	-

Outstanding December 31, 2022	9,584,517	$1.46	9,584,517	1.46
Additions	-	-	-	-

Converted	-	-		-
Expired	-	-	-

Outstanding March 31, 2023	9,584,517	$1.46	9,584,517	1.46

NOTE 7 – SUBSEQUENT EVENTS

On April 18, 2023, the Company was named in a lawsuit filed by ACH Capital West, LLC. On May 2, 2023, the Company entered into a Settlement Agreement with ACH Capital West LLC where the Company agreed to repay $700,000 over a ten-month period.

On May 4, 2023, the Company entered into a Promissory Note with a third-party investor in the amount of $196,000 and is due twelve months from the issue date. The Promissory Note has a 15% OID and the Company is obligated to issue 105,539 in commitment shares and 241,231 warrants at $0.8125 exercise price.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2023, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

On April 12, 2021, the Company completed the acquisition of CBDBP, as a wholly-owned subsidiary.

Bloomios manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through wholesale distribution channels in the United States of America, through its wholly-owned subsidiary Bloomios Private Label (“BPL”). BPL provides innovative and quality manufacturing, processing, sourcing and distribution of hemp-derived, nootropic and nutraceutical products to wholesalers and retailers. BPL provides support at each step from custom formulation, order fulfillment, and brand development. We offer our private-label and white-label customers large collections of customizable hemp products that includes over 80 products across 10 categories in addition to custom formulation and manufacturing services. Our product categories include edibles, tinctures, oils, salves, capsules, balms, topicals, beverages and pet treats.

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

Results of Operations

Results of Operations during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022

During the three months ended March 31, 2023, and 2022, Our net revenue for the three months ended March 31, 2023, was $2,754,899 compared to $1,494,390, for the same period in 2022. The increase in revenue is attributable to the acquisition of Infusionz.

Our cost of goods sold for the three months ended March 31, 2023, was $2,079,595, compared to $854,283for the same period in 2022.

Our general and administrative expense for the three months ended March 31, 2023, was $506,677, compared to $356,977 for the same period in 2022.

Our salary expense for the three months ended March 31, 2023, was $734,995 compared to $601,430 for the same period in 2022.

Our rent expense for the three months ended March 31, 2023, was $294,519, compared to $101,883 for the same period in 2022. This increase is due to the acquisition the Company made and is temporary in nature.  Rent should revert back to normal by the end of the second quarter when it completes the consolidation of its two facilities.

Our utilities expense for the three months ended March 31, 2023, was $34,745, compared to $27,123 the same period in 2022.

Our professional fees expense for the three months ended March 31, 2023, was $15,407, compared to $64,164 for the same period in 2022.

Our consulting expense for the three months ended March 31, 2023, was $456,774 compared to $237,948 for the same period in 2022. This increase was mainly due to acquisition and related expenses.

Our depreciation expense for the three months ended March 31, 2023, was $42,043, compared to $95,174for the same period in 2022. This decrease was mainly due to the write-down of assets in the 4tth quarter of 2022.

Our share-based expense for the three months ended March 31, 2023, was $248,718, compared to $95,467 for the same period in 2022. This increase was mainly due to the issuance of our employee stock options, and stock-based compensation for finders fees and investor relations.

Our shares issued for inducement expense for the three months ended March 31, 2023, was $0, compared to $82,100 for the same period in 2022. This increase was mainly due to the issuance of commitment shares.

Our financing fees expense for the three months ended March 31, 2023, was $0, compared to $47,371 for the same period in 2022. This increase was mainly due to the issuance of commitment shares and common stock warrants in 2023.

Our Interest expense for the three months ended March 31, 2023, was $1,076,272, compared to $186,203 for the same period in 2022. This increase was mainly due to the increased debt from the acquisition of Infusionz.

Our net loss for the three months ended March 31, 2023, was $2,734,846, compared to $1,255,733 for the same period in 2022. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of March 31, 2023, the Company current assets of $2,396,114 and total assets of $26,501,296. As of December 31, 2022, the Company current assets of $2,444,370 and total assets of $26,010,888.

As of March 31, 2023, the Company current liabilities of $29,915,556 and total Liabilities of $30,336,871. As of December 31, 2022, the Company current liabilities of $27,181,835 and total liabilities of $27,331,835.

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

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022.

	2023	2022
Net cash provided (used) from operating activities	$(527,944)	$(325,197)
Net cash used in investing activities		(24,230)
Net cash provided by financing activities	527,944	326,820
Net Increase (Decrease) In Cash	$-	$(22,607)

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

BLOOMIOS, INC.

Date: May 18, 2023	By:	/s/ Michael Hill
Michael Hill Chief Executive Officer

Date: May 18, 2023	By:	/s/ John Bennett
John Bennett Chief Financial Officer

