Form 10-Q
period 2023-06-30
BLOOMIOS, INC.
filed 2023-08-21
CIK 1138608

U.S. SECURITIES AND EXCHANGECOMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

On August 15, 2023, there were 44,818,186 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloomios, Inc.
Consolidated Balance Sheet

	June 30, 2023	December 31, 2022
Assets	Unaudited
Current Assets:
Cash	$-	$-
Accounts receivable - net	298,955	526,175
Inventory	1,660,944	1,772,108
Prepaid Expenses	-	28,500
Deposits	2,155	117,587
Total Current Assets	1,962,054	2,444,370

Property and Equipment - Net	1,444,077	1,526,703
Loan receivable	50,000	50,000
Right of use asset	555,460	57,327
Goodwill	21,865,198	21,865,198
Investment Infusionz	-	-
Other assets	125,024	67,290
Total Assets	$26,001,813	$26,010,888

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable	$3,167,480	$2,342,046
Accrued expenses	1,982,762	1,109,336
Accrued Expenses related party	478,587	163,556
Unearned revenue	362,577	436,887
Due to Upexi	1,586,936	504,058
Customer JV account liabilities	300,000	300,000
Lease liability current	358,812	57,327
Notes payable	531,000	531,000
Notes payable PPP	-	-
Notes payable - related party	91,500	91,500
Notes Payable - Convertibles Related Party	1,909,599	1,773,655
Notes payable - convertibles (net of debt discount)	20,620,998	19,872,470
Total Current Liabilities	31,390,251	27,181,835
Long-Term Debt:
Lease liability	196,648	-
Notes payable	149,269	150,000
Total Liabilities	31,736,168	27,331,835

Stockholders' (Deficit)
Preferred series A stock ($0.00001 par value; 10,000 shares authorized; 10,000 and 10,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	0	0
Preferred series B stock ($0.00001 par value; 800 shares authorized; 0 and 800 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	0	0
Preferred series C stock ($0.00001 par value; 3,000,000 shares authorized; 0 and 310,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	-	-
Shares to be issued	24,717	3,853,649
Preferred series D stock ($0.00001 par value; 85,000 shares authorized; 85,000 and 85,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	8,500,000	8,500,000
Common stock ($0.00001 par value; 950,000,000 shares authorized; 32,885,609 and 14,250,659 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	470	284
Additional paid-in capital	10,876,827	6,434,677
Accumulated deficit	(25,136,369)	(20,109,557)
Total Stockholders' (Deficit)	(5,734,355)	(1,320,947)
Total Liabilities and Stockholders' Deficit	$26,001,813	$26,010,888

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.
Consolidated Statement of Operations
for the three and Six months ended June 30, Unaudited

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Sales	$2,673,316	$1,265,039	$5,428,215	$2,759,429
Cost of Goods Sold	1,848,255	515,316	$3,927,850	1,369,599
Gross Profit	825,061	749,723	1,500,365	1,389,830

General and Administrative expense	387,973	307,070	894,650	664,047
Salaries	1,055,660	641,587	1,790,655	1,243,017
Rent	312,047	103,101	606,566	204,984
Utilities	29,179	39,342	63,924	66,465
Professional fees	119,000	46,097	134,407	110,261
Consulting	154,500	271,976	611,274	509,924
Depreciation	42,043	117,859	84,086	213,033
Share based Expense	95,218	95,217	343,936	190,684
Total Expenses	2,195,620	1,622,249	4,529,498	3,202,415
Net Profit from Operations	(1,370,559)	(872,526)	(3,029,133)	(1,812,585)

Other Income / (Expenses)
Shares issued for inducement	-	(114,000)	-	(196,100)
Financing Fees	-	(7,499)	-	(54,870)
Interest Expense	(921,407)	(168,173)	(1,997,679)	(354,376)
Net Profit / (Loss) Before Income Taxes	(2,291,966)	(1,162,198)	(5,026,812)	(2,417,931)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(2,291,966)	$(1,162,198)	$(5,026,812)	$(2,417,931)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.09)	$(0.09)	$(0.20)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	25,414,306	13,170,561	25,414,306	13,009,966

NET PROFIT / (LOSS) PER COMMON SHARE - DILUTED	$(0.09)	$(0.09)	$(0.20)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	25,414,306	13,170,561	25,414,306	13,009,966

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Stockholders Equity
June 30, 2023 Unaudited

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated	Stock holders' Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
December 31, 2021	12,702,134	144	320,800	3	61,500	4,704,193	(6,335,389)	(1,569,549)

Shares issued for inducement	244,086	9	-	-	-	510,611	-	510,620
Shares issued for inducement from to be issued	50,000	5	-	-	(61,500)	61,495	-	-
Warrants Issued	-	-	-	-	-	28,979	-	28,979
Shares issued for prepaid services	300,000	30	-	-	-	305,970	-	306,000
Vested Stok options	-	-	-	-	-	381,119	-	381,119
Warrants converted JSC	484,500	48	-	-	-	(48)	-	-
Warrants converted Leonite	171,433	17	-	-	-	(17)	-	-
Sunstone Capital Series C Conversion	125,506	13	(310,000)	(2)	-	(11)	-	-
Series B Conversion recorded to (to be issued)	-	-	(800)	(1)	1	-	-	-
Shares Issued for inducement	115,000	12	-	-	-	282,890	-	282,901
Shares Issued for inducement	58,000	6	-	-	-	159,497	-	159,503
Inducement shares for Q4 Financing	-	-	-	-	3,853,648	-	-	3,853,648
Investment in Infusionz	-	-	-	8,500,000	-			8,500,000
								-
Net loss	-	-	-	-	-	-	(13,774,168)	(13,774,168)
December 31, 2022	14,250,659	284	10,000	8,500,000	3,853,649	6,434,677	(20,109,557)	(1,320,947)

Vested Stock options	-	-	-	-	-	95,218	-	95,218
Shares issued for inducement from to be issued	2,922,849	29	-	-	(3,828,931)	3,828,902	-	-
Shares Issued for Services	125,000	1	-	-	-	124,999	-	125,000
Shares issued for Preferred stock conversion	12,651,030	127		-	(1)	(126)	-	(0)
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,734,846)	(2,734,846)
March 31, 2023	29,949,538	441	10,000	8,500,000	24,717	10,483,670	(22,844,403)	(3,835,575)

Vested Stock options	-	-	-	-	-	95,218	-	95,218
Shares issued for inducement from to be issued	-	-	-	-	-	-	-	-
Shares Issued for Services	-	-	-	-	-	-	-	-
Shares issued for Note Conversion	-	-		-	-	-	-	-
Mast Hill inducement shares	105,539	1			-	77,042		77,043
Proactive conversion	282,804	3			-	17,644		17,647
1800 Diagonal	1,032,049	10			-	112,328		112,338
Leonite	1,515,679	15			-	90,925		90,940
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,291,966)	(2,291,966)
June 30, 2023	32,885,609	470	10,000	8,500,000	24,717	10,876,827	(25,136,369)	(5,734,355)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.
Consolidated Statement of Cash flows
for the six months ended June 30, Unaudited

	2023	2022
Cash provided (used) from operating activities
Net Income (Loss)	$(5,026,812)	$(2,417,931)
Depreciation	84,086	213,033
Shares issued for inducement	77,043	310,100
Share based expense	95,218	190,684
Finance fees and debt Discount	(53,476)	259,129
Change in accounts receivable	227,220	(9,995)
Change in inventory	111,164	204,575
Change in other assets	143,932	-
Change in Accounts Payable and Accrued Expenses	4,239,115	523,023
Change in Accrued Expenses - related party	(233,720)	156,518
Change in Unearned Revenue	(74,310)	37,467
Net cash provided (used) from operating activities	(410,540)	(533,397)

Cash used in investing activities
Investment in Infusionz	-	-
Purchase of Equipment	(1,460)	(24,230)
Net cash used in investing activities	(1,460)	(24,230)

Cash provided by financing activities
Proceeds from Notes Payable	512,000	434,700
Payment on notes payable	(100,000)	(235,739)
Proceeds from (payments to) Notes Payable related parties	-	150,000
Net cash provided by financing activities	412,000	348,961
Net Increase (Decrease) In Cash	0	(208,666)

Cash At Beginning of Period	-	270,515

Cash At End of Period	$0	$61,849

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Unaudited Consolidated

financial statements June 30, 2023

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $5,734,355 and a net loss of $2,291,966 for the three months ended June 30, 2023. The Company also had an accumulated deficit of $25,136,369 as of June 30, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARYOF SIGNIFICANT ACCOUNTING POLICIES

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

The acquisition of CBD Brand Partners, LLC, by Bloomios, Inc. (formerly XLR Medical Corp) was treated as a capital transaction because Bloomios was a non- operating public shell company. Pursuant to ASC 805, the transaction does not meet the definition of a business. Therefore, we accounted for the transaction as a capital transaction and the shares issued for the transactions were valued at Par ($0.00001) and recorded to additional paid in capital, since the net assets of Bloomios, Inc. were negative (~$30,000).

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to$250,000 per commercial bank, at times we may exceed the FDIC limits. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of June 30, 2023, and December 31, 2022, we had a reserve for potentially uncollectable accounts of $50,000 and $50,000 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of June 30, 2023, and December 31, 2022, we had a reserve for potentially obsolete inventory of $250,000 and $200,000 respectively.

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
c)

The entity’s performance does not create an asset with an alternative use to the entity (see FASBASC 606-10-25-28), and the entity has an enforceable right to payment for performance completed to date (as described in FASB ASC 606-10-25-29).

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

Also, from time to time we require deposits from our customers. As of June 30, 2023, and December 31, 2022, we had $362,577 and $436,887 of deferred revenue, respectively.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASBASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On June 30, 2023, we had outstanding common shares of 22,885,609 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended June 30, 2023, was 25,414,306. As of June 30, 2023, we had convertible notes to potentially convert into approximately 3.2 billion of additional common shares, 9,584,517 common stock warrants convertible into an additional 11,688,435 common shares and 3,445,000 of employee stock options convertible into additional shares of common stock. Fully diluted weighted average common shares and equivalents for the three months ended June 30, 2023, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended June 30, 2023, and 2022.

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option pricing model that meets certain requirements. We use the Black-Scholes option- pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black -Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black -Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility. For the “risk-free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. It is also adjusted to account for the restricted and thinly traded nature of the shares. The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 3,915,000 of the total 5,500,000 options that are available under the plan. As a result, for the three and six months ended June 30, 2023, our share-based expenses were $95,218 and $190,684, respectively.

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

As of June 30, 2023, we had a net operating loss carry-forward of approximately $(25,136,369), and a deferred tax asset of $5,278,637 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(5,278,637). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 30, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2023	December 31, 2022
Deferred Tax asset	$5,278,637	$4,223,007
Valuation Allowance	(5,278,637)	(4,223,007)
Deferred Tax Asset (Net	$-	$-

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

Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This was issued in August of 2020 and will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are in the process of evaluating the impact to the Company.

Update 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Update 2021-03—Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events

Update 2018-17—Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

NOTE 4 - EQUITY

Capitalization

The Company is authorized to issue a total of 950,000,000 shares of capital stock, consisting of 945,000,000 Common Stock and 5,000,000 Preferred Stock.

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

On September 14, 2022, the Company issued 115,000 shares for inducement recorded at $2.75 per share for a total of $316,252. Senior Secured Convertible Debenture Offering.

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

The Debentures have a maturity date of 262,024 have an interest rate of ten percent (10.00%) per annum, and are convertible into shares of Common Stock. The conversion price: (i) prior to the date of a Qualified Offering (an offering the Company enters into in connection with the Uplisting) is eighty percent (80%) of the lowest VWAP of the Common Stock during the five (5) trading day period immediately prior to the applicable Conversion Date; (ii) at the Qualified Offering, at the Qualified Offering Conversion Price (the effective price per share paid by investors per share of Common Stock that is sold to the public in the Qualified Offering); or (ii) following the date of the Qualified Offering, eighty percent (80%) of the lowest VWAP of the Common Stock during the ten (10) trading day period immediately prior to the three (3) month anniversary of date of the Qualified Offering.

On the date of the Qualified Offering, the Company will need to repay the lesser of the outstanding principal and an amount equal to the A) the outstanding principal sum on such date, multiplied by (B) the quotient obtained by dividing (1) the gross proceeds of the Qualified Offering by (2) the outstanding principal sum of all Debentures issued and any interest on the aggregate unconverted and then outstanding principal amount of the Debentures. By way of example, if the principal amount outstanding of a Debenture is $500,000, the gross proceeds of the Qualified Offering is $5,000,000 and total amount outstanding of all the Debentures is $10,000,000, then the holder of the $500,000 Debenture shall receive $250,000: $500,000 x$5,000,000/ $10,000,000.

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

In addition, pursuant to the SPA, the holders of the Debentures were each issued a warrant to purchase shares of the Common Stock (the “Warrant”). Each Warrant provides for the purchase by the applicable holder of Debentures of a number of shares of Common Stock equal to the total principal amount of the Debenture purchased by such holder divided by the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date (the “Warrant Shares”). The exercise price of the Warrants is 125% of the conversion price of the Debentures. A total of 7,449,007 Warrants were issued on the Closing Date.

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

Convertible Secured Subordinated Promissory Note

In connection with the closing of the purchase of the LLC Interests and the transfer of the Assets, the Company issued the Note to the Seller in the amount of $5,000,000. The Note has an interest rate of eight and one-half percent (8.5%) per annum, requires the Company to remit in repayment of amounts outstanding pursuant to the Note an amount equal to forty percent (40%) of the net proceeds received by the Company in connection with any offering by the Company of the Company’s securities conducted in connection with the Uplisting. The Company shall pay the Seller interest on a monthly basis. The Note is convertible, at the Seller’s option, into shares of Common Stock at a conversion price of $5.00 per share subject to adjustment: (i) if the Uplisting does not occur prior to the one-year anniversary of the Closing Date or (ii) upon an event of default as described in the Note.

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

On May 5, 2023, the Company entered into a Securities Purchase Agreement for $196,000 with Mast Hill Fund, L.P. The Company is obligated to issue a common stock purchase warrant to purchase 241,231 shares of Common Stock with a strike price of $0.8125 and 105,539 Commitment Shares of Common Stock to the Buyer as additional consideration for the purchase of the Note.

On May 22, 2023, through June 23, 2023, the Company received seven conversion notice from 1800 Diagonal Lending and issued 1,032,049 shares of common stock that reduced the outstanding principal of the note by $78,274.

On June 9, 2023, the Company received a conversion notice from Leonite Capital and issued 1,515,679 shares of common stock that reduced the outstanding principal of the note by $98,507.

On June 13, 2023, the Company entered into Amendment #1 to the Purchase Agreement dated February 7, 2023 with Arena Business Results, LLC. That Section 2.04(a) “Ownership Limitation; Commitment Amount” be replaced in its entirety with the following:(a) Ownership Limitation; Commitment Amount. In no event shall the number of Common Shares issuable to the Investor pursuant to this Agreement cause the aggregate number of Common Shares beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by the Investor and its Affiliates as a result of previous issuances and sales of Common Shares to Investor under this Agreement to exceed 4.99% of the then outstanding Common Shares (the “Ownership Limitation”) without the prior written consent of both parties hereto, provided, however, that in no event shall such percentage ever exceed 9.99%. In connection with each Advance Notice delivered by the Company, any portion of an Advance that would (i) cause the Investor to exceed the Ownership Limitation or (ii) cause the aggregate number of Shares issued and sold to the Investor hereunder to exceed the Commitment Amount shall automatically be withdrawn with no further action required by the Company, and such Advance Notice shall be deemed automatically modified to reduce the amount of the Advance requested by an amount equal to such withdrawn portion; provided that in the event of any such automatic withdrawal and automatic modification, Investor will promptly notify the Company of such event.

That Section 13.04 “Commitment and Structuring and Due Diligence Fee” be replaced in its entirety with the following: Commitment and Structuring and Due Diligence Fee. Each of the parties shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby, except that, on the date hereof or promptly thereafter, the Company will pay Investor’s counsel’s fee not to exceed $25,000. The Company shall also issue to Investor as a commitment fee that number of Common Shares having an aggregate dollar value equal to (a)$400,000 based on a per Common Share price equal to the simple average of the daily VWAP of the Common Shares during the ten (10) Trading Days immediately preceding the effectiveness of the Registration Statement and (b) $400,000 based on the per Common Share price equal to the simple average of the daily VWAP of the Common Shares during the ten (10) Trading Days immediately preceding the date which is three (3) months after the date of effectiveness of the Registration Statement (the "Second Tranche Date”). All of such commitment fee shares (collectively, the "Commitment Fee Shares”) shall be deemed fully earned on the date hereof. In furtherance of the foregoing, the Company shall issue to Investor 2,400,000 Commitment Fee Shares (the “Estimated Commitment Fee Shares”). In the event that the number of Commitment Fee Shares exceeds the Estimated Commitment Fee Shares, then the Company shall promptly cause its transfer agent to deliver to the Investor as through DTC’s Deposit/Withdrawal at Custodian system such number of additional Common Shares equal to the number of Commitment Fee Shares minus the Estimated Commitment Fee Shares. In the event that the Estimated Commitment Fee Shares exceeds the number of Commitment Fee Shares, then the Investor shall return such excess shares. Notwithstanding the ownership limitations set forth in Section 2.04(a), the Company shall nevertheless be obligated to issue Commitment Fee Shares (including, without limitation, additional true-up Commitment Fee Shares) to Investor promptly and from time to time as Investor’s beneficial ownership no longer exceeds such ownership limitations.

On June 20, 2023, the Company received a conversion notice from ProActive Capital and issued 282,804 shares of common stock that reduced the outstanding principal of the note by $17,646.

Total issued and outstanding shares as of June 30, 2023, is 32,885,609.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred stock.

The Company has four (4) classes of preferred Stock. Series A has 10,000 shares authorized, issued and outstanding. Series B has 800 shares authorized, and zero (0) issued and outstanding. Series C has 3,000,000 authorized and zero (0) currently issued and outstanding. Series D has 85,000 shares authorized and 85,000 issued and outstanding as of June 30, 2023.

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

Series B Convertible Preferred Stock

The Series B, par value $0.00001, has 800 shares authorized, and 0 issued and outstanding at June 30, 2023. The holders of the Series B are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series B are entitled to vote such number of shares as their Series B would be convertible into common stock plus 10% on an as if converted basis at the time of the vote. The Series B may convert into common stock. Each share of Series B will convert into such number of shares by multiplying 0.001 by the aggregate number of the Company’s common stock issued and outstanding at the time of conversion. The Series B is subject to automatically convert into common stock in the event of a qualified financing as defined above

Series C Convertible Preferred Stock

The Series C, par value $0.00001, has 3,000,000 shares authorized. There are 0 shares issued and outstanding at June 30, 2023. The holders of the Series C are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series C are entitled to vote such number of shares as their Series C would be convertible into common stock on an as if converted basis at the time of the vote. The Series C may convert into common stock based upon the product obtained by dividing the number of shares of Series C by the closing share price of the common stock on the date of conversion. The Series C is subject to automatically convert into common stock in the event of a qualified financing as defined above based upon the conversion formula in the previous sentence.

Series D Convertible Preferred Stock

The Preferred D, par value $0.00001, has 85,000 shares authorized. There were 85,000 shares outstanding at June 30, 2023 and have a stated value per share of one hundred dollars ($100) (the “Stated Value”). The Company is authorized to issue eighty-five thousand (85,000) shares of Series D Preferred, all of which were issued on the Closing Date to the Seller. The Series D Preferred shares entitle the holder to receive dividends equal to eight and one-half percent (8.50%) per annum of the Stated Value of the Series D Preferred shares, on a monthly basis, 30 days in arrears, for each month during which the Series D Preferred shares remain outstanding. The monthly dividends shall be declared but not become due and payable and shall not be paid (but instead shall accrue) until the date that is three (3) months following the date on which the Debentures are fully repaid and /or converted into shares of Common Stock (such date the “Dividend and Conversion Restriction Release Date”). In addition, no asserted claims, losses or liabilities related to the Debentures to which the holders of the Debentures are entitled to indemnification or reimbursement can remain unresolved. The monthly dividends shall be fully paid in twelve equal monthly installments. On or after the Dividend and Conversion Restriction Release Date, the holder of the Series D Preferred shares can convert the Series D Preferred shares into shares of Common Stock. The number of shares of Common Stock will equal the product obtained by dividing the number of shares of Series D Preferred Stock being converted by the closing price per share of the Common Stock on the conversion date and multiplying that number by 100. The holders of the Series D Preferred shares shall have the same voting rights as the holders of the Common Stock and the shares of Series D Preferred shall vote equally with the shares of Common Stock, and not as a separate class, at any annual or special meeting, upon the following basis: the holder of Series D Preferred shares shall be entitled to cast such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series D Preferred Stock are convertible immediately after the close of business on the record date fixed for such meeting. The Series D Preferred shares have a liquidation preference over all other Company securities other than the Debentures. In addition, the Company may, in its sole discretion, on or after one year anniversary of the Closing Date, subject to whether the Debentures are still outstanding, elect to redeem all or any portion of the Series D Preferred shares at a price per share equal to one hundred dollars up to an aggregate amount of eight million five hundred thousand dollars ($8,500,000) for all of the shares of Series D Preferred Stock.

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

NOTE 5 - NOTES PAYABLE

On February 19, 2019, the Company entered into a promissory note with a related party in the amount of $17,000 with an interest due at the rates of 8% per annum and a due date of February 19, 2020.

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

On March 25, 2021, the Company entered into an 11% secured convertible promissory note with a third-party with a total commitment of $1,666,667 and the first tranche advanced on that date of $777,778. Pursuant to the agreement, the Company issued the lender 116,667 shares of common stock, 116,667 5-year warrants with an exercise price of $1.50 and 116,667 5-year warrants with an exercise price of $2.00. The note had an original issue discount of $77,778.

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

On February 18, 2022, the Company entered into three agreements with its executives for accrued and unpaid compensation. The agreements are Convertible Promissory Notes accrue interest at a rate of twelve percent (12%), require monthly interest payments beginning July 31, 2022 and mature on January 31, 2025. They are also convertible into common stock at a fixed rate of $0.54 per share. The foregoing summary of the Letter of Engagement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such document attached as Exhibit 10.5, 10.6 and 10.7, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

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

On June 21, 2022, the Company entered into a promissory note with a third-party in the amount of $100,000 with a fixed interest of $25,000 for a total amount due of $125,000 and a due date of 7/21/2022. This note is in default.

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

On the date of the Qualified Offering, the Company will need to repay the lesser of the outstanding principal and an amount equal to the A) the outstanding principal sum on such date, multiplied by (B) the quotient obtained by dividing (1) the gross proceeds of the Qualified Offering by (2) the outstanding principal sum of all Debentures issued and any interest on the aggregate unconverted and then outstanding principal amount of the Debentures. By way of example, if the principal amount outstanding of a Debenture is $500,000, the gross proceeds of the Qualified Offering is $5,000,000 and total amount outstanding of all the Debentures is $10,000,000, then the holder of the $500,000 Debenture shall receive $250,000: $500,000 x$5,000,000/ $10,000,000.

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

In addition, pursuant to the SPA, the holders of the Debentures were each issued a warrant to purchase shares of the Common Stock (the “Warrant”). Each Warrant provides for the purchase by the applicable holder of Debentures of a number of shares of Common Stock equal to the total principal amount of the Debenture purchased by such holder divided by the average of the VWAP of the Common Stock during the ten (10) trading day period immediately prior to the Closing Date (the “Warrant Shares”). The exercise price of the Warrants is 125% of the conversion price of the Debentures. A total of 8,935,664 Warrants were issued on the Closing Date.

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

Convertible Secured Subordinated Promissory Note

In connection with the closing of the purchase of the LLC Interests and the transfer of the Assets, the Company issued the Note to the Seller in the amount of $5,000,000. The Note has an interest rate of eight and one-half percent (8.5%) per annum, requires the Company to remit in repayment of amounts outstanding pursuant to the Note an amount equal to forty percent (40%) of the net proceeds received by the Company in connection with any offering by the Company of the Company’s securities conducted in connection with the Uplisting. The Company shall pay the Seller interest on a monthly basis. The Note is convertible, at the Seller’s option, into shares of Common Stock at a conversion price of $5.00 per share subject to adjustment: (i) if the Uplisting does not occur prior to the one-year anniversary of the Closing Date or (ii) upon an event of default as described in the Note.

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

On November 7, 2022, the Company entered into a Promissory Note with 1800 Diagonal Lending for $116,760 and has a 12% interest rate and is due November 7, 2023. A total of 3,132,879 shares of common stock were issued pursuant to conversions of this note. This note has been paid in full as of July 27, 2023.

On January 4, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending for $195,000 and has a 12% interest rate and is due January 4, 2024. This note is in default.

On January 18, 2023, the Company entered into a $300,000 promissory note with Walleye Opportunities Master Fund Ltd. The promissory note has a 10% OID and the principal and interest were due July 18, 2023. The note holder is working with the Company to extend the due date.

On February 7, 2023, the Company entered into a Purchase Agreement for up to $20,000,000 with Arena Business Results, LLC. The Company is obligated to issue Commitment Fee Shares equal to the aggregate dollar amount of $800,000.

On May 4, 2023, the Company entered into a $196,000 promissory note with Mast Hill Fund. The promissory note has a 15% OID and the principal and interest are due May 3, 2024.

On June 13, 2023, the Company entered into Amendment #1 to the Purchase Agreement dated February 7, 2023 with Arena Business Results, LLC. That Section 2.04(a) “Ownership Limitation; Commitment Amount” be replaced in its entirety with the following:(a) Ownership Limitation; Commitment Amount. In no event shall the number of Common Shares issuable to the Investor pursuant to this Agreement cause the aggregate number of Common Shares beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by the Investor and its Affiliates as a result of previous issuances and sales of Common Shares to Investor under this Agreement to exceed 4.99% of the then outstanding Common Shares (the “Ownership Limitation”) without the prior written consent of both parties hereto, provided, however, that in no event shall such percentage ever exceed 9.99%. In connection with each Advance Notice delivered by the Company, any portion of an Advance that would (i) cause the Investor to exceed the Ownership Limitation or (ii) cause the aggregate number of Shares issued and sold to the Investor hereunder to exceed the Commitment Amount shall automatically be withdrawn with no further action required by the Company, and such Advance Notice shall be deemed automatically modified to reduce the amount of the Advance requested by an amount equal to such withdrawn portion; provided that in the event of any such automatic withdrawal and automatic modification, Investor will promptly notify the Company of such event.

That Section 13.04 “Commitment and Structuring and Due Diligence Fee” be replaced in its entirety with the following: Commitment and Structuring and Due Diligence Fee. Each of the parties shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby, except that, on the date hereof or promptly thereafter, the Company will pay Investor’s counsel’s fee not to exceed $25,000. The Company shall also issue to Investor as a commitment fee that number of Common Shares having an aggregate dollar value equal to (a)$400,000 based on a per Common Share price equal to the simple average of the daily VWAP of the Common Shares during the ten (10) Trading Days immediately preceding the effectiveness of the Registration Statement and (b) $400,000 based on the per Common Share price equal to the simple average of the daily VWAP of the Common Shares during the ten (10) Trading Days immediately preceding the date which is three (3) months after the date of effectiveness of the Registration Statement (the "Second Tranche Date”). All of such commitment fee shares (collectively, the "Commitment Fee Shares”) shall be deemed fully earned on the date hereof. In furtherance of the foregoing, the Company shall issue to Investor 2,400,000 Commitment Fee Shares (the “Estimated Commitment Fee Shares”). In the event that the number of Commitment Fee Shares exceeds the Estimated Commitment Fee Shares, then the Company shall promptly cause its transfer agent to deliver to the Investor as through DTC’s Deposit/Withdrawal at Custodian system such number of additional Common Shares equal to the number of Commitment Fee Shares minus the Estimated Commitment Fee Shares. In the event that the Estimated Commitment Fee Shares exceeds the number of Commitment Fee Shares, then the Investor shall return such excess shares. Notwithstanding the ownership limitations set forth in Section 2.04(a), the Company shall nevertheless be obligated to issue Commitment Fee Shares (including, without limitation, additional true-up Commitment Fee Shares) to Investor promptly and from time to time as Investor’s beneficial ownership no longer exceeds such ownership limitations.

On June 20, 2023, the Company entered into a $100,000 promissory note with a third-party investor. The promissory note has a 12% interest rate and the principal and interest are due December 20, 2023.

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

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

On October 26, 2022, we issued 8,935,664 five-year common stock warrants initially exercisable at $1.85 per share.

On May 4, 2023, we issued 241,231 five-year common stock warrants exercisable at $0.8125 per share.

	Warrants - Common	Weighted	Warrants exercisable -Common	Weighted
	Share	Average	Share	Average
	Equivalents	Exercise price	Equivalents	Exercise price

Outstanding December 31, 2022	9,584,517	$1.46	9,584,517	1.46
Additions	-	-	-	-

Converted	-	-		-
Expired	-	-	-

Outstanding June 30, 2023	9,584,517	$1.46	9,584,517	1.46

NOTE 7 – SUBSEQUENT EVENTS

The Company issued 2,100,830 shares of common stock reducing the note by $21,804 and satisfying the note dated November 7, 2022, with 1800 Diagonal Lending, LLC between July 21, 2023 and July 27, 2023.

The Company is in default of its Senior Secured Notes and is cross defaulted on its other borrowings with cross default provisions.

On July 27, 2023, The Company issued 1,775,280 to Leonite Capital for the reduction in debt to the note of $16,475.

On July 27, 2023 and August 4, 2023 the Company issued a combined 3,761,775 shares of common stock to reduce the note by $18,570, dated January 4, 2023 with 1800 Diagonal Lending, LLC.

On July 31, 2023, the Company entered into a Promissory Note with Walleye Opportunities Master Fund in the amount of $192,307.69 and is due January 31, 2024.

On July 31, 2023, the Company entered into a Promissory Note with Keystone Capital Partners in the amount of $96,153.85 and is due January 31, 2024.

On July 31, 2023, the Company entered into a Promissory Note with Seven Knots in the amount of $96,153.85 and is due January 31, 2024.

On August 11, 2023, the Company received a Notice of Termination from Upexi Inc. The letter asserts that Bloomios breached various and sundry agreements pursuant to the acquisition between the two companies in October of 2022. Bloomios believes that Upexi is the party in breach and is hoping to reach a resolution between the parties.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2023, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker- dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

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

Results of Operations

Results of Operations during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022

Our net revenue for the three months ended June 30, 2023, was $2,673,316 compared to $1,265,039, for the same period in 2022. The increase in revenue is attributable to the acquisition made in October 2022.

Our cost of goods sold for the three months ended June 30, 2023, was $1,848,255, compared to $515,316 for the same period in 2022. This increase is attributable to the increase in revenue.

Our general and administrative expense for the three months ended June 30, 2023, was $387,973, compared to $307,070 for the same period in 2022.

Our salary expense for the three months ended June 30, 2023, was $1,055,660 compared to $641,587 for the same period in 2022. This increase is temporary in nature and is attributable to the acquisition made in October of 2022.

Our rent expense for the three months ended June 30, 2023, was $312,047 compared to $103,101 for the same period in 2022. This increase is due to the acquisition the Company made and is temporary in nature. Rent should revert to normal during the third quarter when it has only one facility.

Our utilities expense for the three months ended June 30, 2023, was $29,179 compared to $39,342 the same period in 2022.

Our professional fees expense for the three months ended June 30, 2023, was $119,000 compared to $46,097 for the same period in 2022. This increase is due increases in expenses related to a dispute with another party.

Our consulting expense for the three months ended June 30, 2023, was $154,000 compared to $271,976 for the same period in 2022. This decrease was mainly due to acquisition and related expenses in the prior period.

Our depreciation expense for the three months ended June 30, 2023, was $42,043, compared to $117,859 for the same period in 2022. This decrease was mainly due to the write-down of assets in the prior period.

Our share-based expense for the three months ended June 30, 2023, was $95,218, compared to $95,217 for the same period in 2022. This remained constant over the periods mainly due to the issuance of our employee stock options, and stock-based compensation for finders fees and investor relations.

Our shares issued for inducement expense for the three months ended June 30, 2023, was $0, compared to $114,000 for the same period in 2022. This decrease was mainly due to not having any share issuances of commitment shares.

Our financing fees expense for the three months ended June 30, 2023, was $0, compared to $7,499 for the same period in 2022.

Our Interest expense for the three months ended June 30, 2023, was $921,407, compared to $168,173 for the same period in 2022. This increase was mainly due to the increased debt from the acquisition made in October 2022.

Our net loss for the three months ended June 30, 2023, was $2,291,966 compared to $1,162,198 for the same period in 2022. This increase was mainly due to the factors listed above.

Liquidity and Capital Resources

As of June 30, 2023, the Company current assets of $1,821,041 and total assets of $25,860,800. As of December 31, 2022, the Company current assets of $2,444,370 and total assets of $26,010,888.

As of June 30, 2023, the Company current liabilities of $31,249,238 and total Liabilities of $31,595,155. As of December 31, 2022, the Company current liabilities of $27,181,835 and total liabilities of $27,331,835.

The Company has funded its operations from contributions made by management and outside investors. The Company has a funding agreement with a third- party investor as discussed above; however, the investor’s obligation to provide additional capital is solely at the third-party’s discretion.

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

The following table summarizes our cash flows for the three months ended June 30, 2023, and 2022.

	2023	2022
Net cash provided (used) from operating activities	$(551,553)	$(325,197)
Net cash used in investing activities	(1,460)	(24,230)
Net cash provided by financing activities	(412,000)	326,820
Net Increase (Decrease) In Cash	$(141,013)	$(22,607)

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three and six months ended June 30, 2023, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any material litigation nor to the knowledge of management is any litigation threatened against us that may materially affect us. However, the Company is in a dispute with Upexi Inc. involving a transaction from October 26, 2022, and currently it appears that litigation is likely unless the companies can quickly reach a mutual resolution. The Company currently has three judgments against it, two of which reached payment agreements, which the Company has defaulted on and the other is currently in negotiation. The Company was sued by another company on April 18, 2023, and a settlement was reached on May 2, 2023. The Company is currently in default of that agreement. The Company is also involved in disputes in the ordinary course of business.

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

On May 5, 2023, the Company entered into a Securities Purchase Agreement for $196,000 with Mast Hill Fund, L.P. The Company is obligated to issue a common stock purchase warrant to purchase 241,231 shares of Common Stock with a strike price of $0.8125 and 105,539 Commitment Shares of Common Stock to the Buyer as additional consideration for the purchase of the Note.

On June 13, 2023, the Company entered into Amendment #1 to the Purchase Agreement dated February 7, 2023, with Arena Business Results, LLC. That Section 2.04(a) “Ownership Limitation; Commitment Amount” be replaced in its entirety with the following:(a) Ownership Limitation; Commitment Amount. In no event shall the number of Common Shares issuable to the Investor pursuant to this Agreement cause the aggregate number of Common Shares beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by the Investor and its Affiliates as a result of previous issuances and sales of Common Shares to Investor under this Agreement to exceed 4.99% of the then outstanding Common Shares (the “Ownership Limitation”) without the prior written consent of both parties hereto, provided, however, that in no event shall such percentage ever exceed 9.99%. In connection with each Advance Notice delivered by the Company, any portion of an Advance that would (i) cause the Investor to exceed the Ownership Limitation or (ii) cause the aggregate number of Shares issued and sold to the Investor hereunder to exceed the Commitment Amount shall automatically be withdrawn with no further action required by the Company, and such Advance Notice shall be deemed automatically modified to reduce the amount of the Advance requested by an amount equal to such withdrawn portion; provided that in the event of any such automatic withdrawal and automatic modification, Investor will promptly notify the Company of such event.

That Section 13.04 “Commitment and Structuring and Due Diligence Fee” be replaced in its entirety with the following: Commitment and Structuring and Due Diligence Fee. Each of the parties shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby, except that, on the date hereof or promptly thereafter, the Company will pay Investor’s counsel’s fee not to exceed $25,000. The Company shall also issue to Investor as a commitment fee that number of Common Shares having an aggregate dollar value equal to (a)$400,000 based on a per Common Share price equal to the simple average of the daily VWAP of the Common Shares during the ten (10) Trading Days immediately preceding the effectiveness of the Registration Statement and (b) $400,000based on the per Common Share price equal to the simple average of the daily VWAP of the Common Shares during the ten (10) Trading Days immediately preceding the date which is three (3) months after the date of effectiveness of the Registration Statement (the "Second Tranche Date”). All of such commitment fee shares (collectively, the "Commitment Fee Shares”) shall be deemed fully earned on the date hereof. In furtherance of the foregoing, the Company shall issue to Investor 2,400,000 Commitment Fee Shares (the “Estimated Commitment Fee Shares”). In the event that the number of Commitment Fee Shares exceeds the Estimated Commitment Fee Shares, then the Company shall promptly cause its transfer agent to deliver to the Investor as through DTC’s Deposit/Withdrawal At Custodian system such number of additional Common Shares equal to the number of Commitment Fee Shares minus the Estimated Commitment Fee Shares. In the event that the Estimated Commitment Fee Shares exceeds the number of Commitment Fee Shares, then the Investor shall return such excess shares. Notwithstanding the ownership limitations set forth in Section 2.04(a), the Company shall nevertheless be obligated to issue Commitment Fee Shares (including, without limitation, additional true-up Commitment Fee Shares) to Investor promptly and from time to time as Investor’s beneficial ownership no longer exceeds such ownership limitations.

The foregoing summaries of the Purchase Agreement and the Note, do not purport to be complete and are subject to, and qualified in their entirety by, such documents attached as Exhibits 4.3, 10.2, 10.2 and 10.4, respectively, to Form 10-K filed with the SEC on April 15, 2022, which are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are incorporated by reference:

(1) Exhibits.

Exhibit No.	Description of Exhibit	Location Reference

2.1	Agreement and Plan of Merger between Relay Mines Limited and TSI Med Acquisition Corp., dated as of September 13, 2004.	2
3.1	Articles of Merger for Relay Mines Limited and TSI Med Acquisition Corp.	2
3.2	Articles of Incorporation for Relay Mines Limited.	1
3.3	Certificate of Change dated November 30, 2006 providing for the reduction in the number of authorized shares of common stock from 100,000,000 shares to 2,000,000 shares and the corresponding reverse split of outstanding shares of common stock so that every fifty shares of common stock outstanding are exchanged for one share of common stock.	3
3.4	Bylaws, As Amended, for Relay Mines Limited.	2
3.5	Certificate of Change dated March 26, 2013 to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 2,000,000 shares to 950,000,000 shares.	6
3.6	Certificate of Amendment by Custodian, dated December 6, 2018.	5
3.7	Certificate of Reinstatement with the state of Nevada, filed December 6, 2018.	5
14.1	Code of Ethics.	4
99.1	Audit Committee Charter.	4
99.2	Disclosure Committee Charter.	4
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*
32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________________

(1) Incorporated by reference from registration statement on Form SB-2 filed on May 1, 2001.

(2) Incorporated by reference from current report on Form 8-K filed on September 17, 2004.

(3) Incorporated by reference from Quarterly Report on Form 10-QSB for the nine months ended October 31, 2006, filed on December 15, 2006.

(4) Incorporated by reference from Annual Report on Form 10-KSB for the year ended June 30, 2003, filed on September 12, 2003.

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

BLOOMIOS, INC.

Date: August 21, 2023	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer

Date: August 21, 2023	By:	/s/ John Bennett
John Bennett
Chief Financial Officer

