Form 10-Q
period 2023-09-30
BLOOMIOS, INC.
filed 2023-11-20
CIK 1138608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

On November 17, 2023, there were 64,473,246 shares of common stock outstanding.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bloomios, Inc.
Consolidated Balance Sheet- Unaudited

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash	$-	$-
Accounts receivable - net	344,307	526,175
Inventory	-	1,772,108
Prepaid Expenses	-	28,500
Deposits	2,155	117,587
Total Current Assets	346,462	2,444,370

Property and Equipment - Net	732,250	1,526,703
Loan receivable	50,000	50,000
Right of use asset	480,062	57,327
Goodwill	300,000	21,865,198
Investment Infusionz	-	-
Other assets	23,594	67,290
Total Assets	$1,932,368	$26,010,888

Liabilities and Stockholders' (Deficit)
Current Liabilities:
Accounts payable	$3,517,296	$2,342,046
Accrued expenses	2,566,857	1,109,336
Accrued Expenses related party	481,332	163,556
Unearned revenue	362,577	436,887
Due to Upexi	1,586,936	504,058
Customer JV account liabilities	300,000	300,000
Lease liability current	358,812	57,327
Notes payable	531,000	531,000
Notes payable PPP	-	-
Notes payable - related party	91,500	91,500
Notes Payable - Convertibles Related Party	1,909,599	1,773,655
Notes payable - convertibles (net of debt discount)	21,422,142	19,872,470
Total Current Liabilities	33,128,051	27,181,835
Long-Term Debt:
Lease liability	121,250	-
Notes payable	147,807	150,000
Total Liabilities	33,397,108	27,331,835

Stockholders' (Deficit)
Preferred series A stock ($0.00001 par value); 10,000 shares authorized; 10,000 and 10,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	-	-
Preferred series B stock ($0.00001 par value); 800 shares authorized; 0 and 800 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	-	-
Preferred series C stock ($0.00001 par value); 3,000,000 shares authorized; 0 and 310,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	-	-
Shares to be issued	24,717	3,853,649
Preferred series D stock ($0.00001 par value); 85,000 shares authorized; 85,000 and 85,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	8,500,000	8,500,000
Common stock ($0.00001 par value); 950,000,000 shares authorized; 61,473,246 and 14,250,659 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	754	284
Additional paid-in capital	11,179,550	6,434,677
Accumulated deficit	(51,169,760)	(20,109,557)
Total Stockholders' (Deficit)	(31,464,739)	(1,320,947)
Total Liabilities and Stockholders' Deficit	$1,932,369	$26,010,888

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Consolidated Statement of Operations

for the three and Nine months ended September 30,

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Sales	$682,036	$1,197,927	$6,110,251	$3,957,356
Cost of Goods Sold	366,294	597,621	$4,294,144	1,967,220
Gross Profit	315,742	600,306	1,816,107	1,990,136

General and Administrative	163,647	255,456	1,058,297	919,503
Salaries	339,098	647,073	2,129,753	1,890,090
Rent	108,540	105,438	715,106	310,422
Utilities	-	40,002	63,924	106,467
Professional fees	49,750	30,751	184,157	141,012
Consulting	157,694	229,500	768,968	739,424
Depreciation	42,043	109,275	126,129	322,308
Share based Expense	95,218	95,217	439,154	285,901
Total Expenses	955,990	1,512,712	5,485,488	4,715,127
Net Profit From Operations	(640,248)	(912,406)	(3,669,381)	(2,724,991)

Other Income / (Expenses)
Shares issued for inducement	(148,485)	(510,620)	(148,485)	(706,720)
Loss on impaiment of investment	(24,432,643)	-	(24,432,643)	(706,720)
Financing Fees	(451,741)	(507,007)	(451,741)	(561,877)
Interest Expense	(360,277)	(170,815)	(2,357,956)	(525,191)
Net Profit / (Loss) Before Income Taxes	(26,033,394)	(2,100,848)	(31,060,206)	(5,225,499)
Income Tax Expense	-	-	-	-
Net Profit / (Loss)	$(26,033,394)	$(2,100,848)	$(31,060,206)	$(5,225,499)

NET PROFIT / (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.42)	$(0.16)	$(1.22)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	61,473,246	13,200,405	25,414,306	13,074,143

NET PROFIT / (LOSS) PER COMMON SHARE - DILUTED	$(0.42)	$(0.16)	$(1.22)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	61,473,246	13,200,405	25,414,306	13,074,143

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.

Consolidated Statement of Stockholders Equity

September 30, 2023

	Common Stock .00001 Par		Preferred Stock .00001 Par		Shares to be	Additional Paid in	Accumulated Deficit	Stockholders' Deficit
Description	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Totals
December 31, 2020	12,508,011	$125	$-	$-	$-	$3,059,920	$(4,324,061)	$(1,264,016)

Commitment Shares	116,667	12	-	-	-	388,489	-	388,501
Warrants issued		-	-	-	-	636,261	-	636,261
Preferred shares issued		-	10,800	-	-	-	-	-
Preferred shares issued for debt conversion		-	310,000	3		299,997	-	300,000
Shares issued for warrant conversion	37,456	4		-	-	(4)	-	-
Shares issued for inducement	40,000	4		-	-	42,196	-	42,200
Share based expense for stock options issued				-	-	277,333	-	277,333
Shares to be issued for inducement	-	-		-	61,500	-	-	61,500
Net Loss				-	-	-	(2,011,328)	(2,011,328)
December 31, 2021	12,702,134	144	320,800	3	61,500	4,704,193	(6,335,389)	(1,569,549)

Shares issued for inducement	244,086	9	-	-	-	510,611	-	510,620
Shares issued for inducement from to be issued	50,000	5	-	-	(61,500)	61,495	-	-
Warrants Issued	-	-	-	-	-	28,979	-	28,979
Shares issued for prepaid services	300,000	30	-	-	-	305,970	-	306,000
Vested Stok options	-	-	-	-	-	381,119	-	381,119
Warrants converted JSC	484,500	48	-	-	-	(48)	-	-
Warrants converted Leonite	171,433	17	-	-	-	(17)	-	-
Sunstone Capital Series C Conversion	125,506	13	(310,000)	(2)	-	(11)	-	-
Series B Conversion recorded to (to be issued)	-	-	(800)	(1)	1	-	-	-
Shares Issued for inducement	115,000	12	-	-	-	282,890	-	282,901
Shares Issued for inducement	58,000	6	-	-	-	159,497	-	159,503
Inducement shares for Q4 Financing	-	-	-	-	3,853,648	-	-	3,853,648
Investment in Infusionz	-	-	-	8,500,000	-	-	-	8,500,000
								-
Net loss	-	-	-	-	-	-	(13,774,168)	(13,774,168)
December 31, 2022	14,250,659	284	10,000	8,500,000	3,853,649	6,434,677	(20,109,557)	(1,320,947)

Vested Stock options	-	-	-	-	-	95,218	-	95,218
Shares issued for inducement from to be issued	2,922,849	29	-	-	(3,828,931)	3,828,902	-	-
Shares Issued for Services	125,000	1	-	-	-	124,999	-	125,000
Shares issued for Preferred stock conversion	12,651,030	127		-	(1)	(126)	-	-
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,734,846)	(2,734,846)
March 31, 2023	29,949,538	441	10,000	8,500,000	24,717	10,483,670	(22,844,403)	(3,835,575)

Vested Stock options	-	-	-	-	-	95,218	-	95,218
Shares issued for inducement from to be issued	-	-	-	-	-	-	-	-
Shares Issued for Services	-	-	-	-	-	-	-	-
Shares issued for Note Conversion	-	-	-	-	-	-	-	-
Mast Hill inducement shares	105,539	1	-	-	-	77,042	-	77,043
Proactive conversion	282,804	3		-	-	17,644	-	17,647
1800 Diagonal	1,032,049	10	-	-	-	112,328	-	112,338
Leonite	1,515,679	15	-	-	-	90,925	-	90,940
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,291,966)	(2,291,966)
June 30, 2023	32,885,609	470	10,000	8,500,000	24,717	10,876,827	(25,136,369)	(5,734,354)

Vested Stock options	-	-	-	-	-	95,218	-	95,218
Shares issued for inducement from to be issued	-	-	-	-	-	-	-	-
Shares Issued for Services	-	-	-	-	-	-	-	-
Shares issued for Note Conversion	25,617,945	256	-	-	-	59,050	-	59,306
Shares issued for inducement	2,969,692	30		-	-	148,455	-	148,485
Proactive conversion		-		-	-	-	-	-

1800 Diagonal		-		-	-	-	-	-
Leonite		-		-	-	-	-	-
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(26,033,394)	(26,033,394)
September 30, 2023	61,473,246	756	10,000	8,500,000	24,717	11,179,550	(51,169,763)	(31,464,739)

The accompanying notes are an integral part of these financial statements.

Bloomios Inc.

Consolidated Statement of Cashflows

for the nine months ended September 30,

	2023	2022
Cash provided (used) from operating activities
Net Income (Loss)	$(31,060,206)	$(4,518,779)
Depreciation	126,129	322,308
Shares issued for inducement	77,043	706,720
Share based expense	95,218	1,027,725
Loss on impairment of investment	21,197,821	-
Finance fees and debt Discount	(706,720)	507,007
Change in accounts receivable	181,868	(26,269)
Change in inventory	1,772,108	265,239
Change in other assets	143,932	-
Change in Accounts Payable and Accrued Expenses	6,530,849	872,514
Change in Accrued Expenses - related party	135,944	249,585
Change in Unearned Revenue	(74,310)	(198,236)
Net cash provided (used) from operating activities	(1,580,324)	(792,186)

Cash used in investing activities
Investment in Infusionz	-	-
Purchase of Equipment	668,324	(24,230)
Net cash used in investing activities	668,324	(24,230)

Cash provided by financing activities
Proceeds from Notes Payable	1,012,000	525,000
Payment on notes payable	(100,000)	(235,739)
Proceeds from (payments to) Notes Payable related parties	-	265,000
Net cash provided by financing activities	912,000	554,261
Net Increase (Decrease) In Cash	-	(262,155)

Cash At Beginning of Period	-	270,515

Cash At End of Period	$-	$8,360

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Bloomios, Inc.

Notes to the Unaudited Consolidated

financial statements September 30, 2023

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had a total stockholder’s deficit of $31,464,743 and a net loss of $26,033,394 for the three months ended September 30, 2023. The Company also had an accumulated deficit of $51,169,758 as of September 30, 2023. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern. There can be no assurance that the Company will achieve its goals and reach profitable operations and is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to generate positive cash flow from operations.

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

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for uncollectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2023, and December 31, 2022, we had a reserve for potentially uncollectable accounts of $50,000 and $50,000 respectively. Historically, our bad debt write-offs related to these trade accounts have been insignificant.

Inventory

Inventories are valued at the lower of weighted average cost or market value. Our industry experiences changes in technology, changes in market value and availability of raw materials, as well as changing customer demand. We make provisions for estimated excess and obsolete inventories based on regular audits and cycle counts of our on-hand inventory levels and forecasted customer demands and at times additional provisions are made. Any inventory write offs are charged to the reserve account. As of September 30, 2023, and December 31, 2022, we had a reserve for potentially obsolete inventory of $250,000 and $200,000 respectively.

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

Also, from time to time we require deposits from our customers. As of September 30, 2023, and December 31, 2022, we had $362,577 and $436,887 of deferred revenue, respectively.

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

Net Profit (Loss) per Common Share

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding. On September 30, 2023, we had outstanding common shares of 61,473,246 used in the calculation of basic earnings per share. Basic Weighted average common shares and equivalents for the three months ended September 30, 2023, was 61,473,246. As of September 30, 2023, we had convertible notes to potentially convert into approximately 3.2 billion of additional common shares, 9,584,517 common stock warrants convertible into an additional 11,688,435 common shares and 4,795,000 of employee stock options convertible into additional shares of common stock. Fully diluted weighted average common shares and equivalents for the three months ended September 30, 2023, were withheld from the calculation as they were considered anti-dilutive.

Research and Development

We had no amounts of research and development expense during the three months ended September 30, 2023, and 2022.

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

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share- based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On October 18, 2021, the Company’s Board of Directors approved the Bloomios 2021 Incentive Stock Plan. The Company has awarded 4,795,000 of the total 5,500,000 options that are available under the plan. As a result, for the Three and Nine months ended September 30, 2023, our share-based expenses were $95,218 and $439,154, respectively.

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

As of September 30, 2023, we had a net operating loss carry-forward of approximately $(25,136,369), and a deferred tax asset of $5,278,637 using the statutory rate of 21%. The deferred tax asset may be recognized in future, periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(5,278,637). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On September 30, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2023	December 31, 2022
Deferred Tax asset	$5,278,637	$4,223,007
Valuation Allowance	(5,278,637)	(4,223,007)
Deferred Tax Asset (Net	$-	$-

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

On July 9, 2021, we entered into a purchase agreement with Burdell Partners LLC, hereinafter (“BP”), pursuant to which BP has agreed to purchase from us up to an aggregate of $6,500,000 of our common stock (subject to certain limitations) from time to time over the term of the Purchase Agreement. Also, on July 9, 2021, we entered into a registration rights agreement with BP, which we refer to in this prospectus as the Registration Rights Agreement, pursuant to which we are required to file with the SEC a registration statement that includes this prospectus to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to BP under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we were required to 50,000 shares of our common stock (which are yet to be issued) and 50,000 warrants to BP as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, which we refer to in this prospectus as the Commitment Shares and Commitment Warrants.

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

Total issued and outstanding shares as of September 30, 2023, is 61,473,246.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred stock.

The Company has four (4) classes of preferred Stock. Series A has 10,000 shares authorized, issued and outstanding. Series B has 800 shares authorized, and zero (0) issued and outstanding. Series C has 3,000,000 authorized and zero (0) currently issued and outstanding. Series D has 85,000 shares authorized and 85,000 issued and outstanding as of September 30, 2023.

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

Series B Convertible Preferred Stock

The Series B, par value $0.00001, has 800 shares authorized, and 0 issued and outstanding at September 30, 2023. The holders of the Series B are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series B are entitled to vote such number of shares as their Series B would be convertible into common stock plus 10% on an as if converted basis at the time of the vote. The Series B may convert into common stock. Each share of Series B will convert into such number of shares by multiplying 0.001 by the aggregate number of the Company’s common stock issued and outstanding at the time of conversion. The Series B is subject to automatically convert into common stock in the event of a qualified financing as defined above

Series C Convertible Preferred Stock

The Series C, par value $0.00001, has 3,000,000 shares authorized. There are 0 shares issued and outstanding at September 30, 2023. The holders of the Series C are entitled to a liquidation preference in that they participate with the common stock on an as converted basis. The holders of Series C are entitled to vote such number of shares as their Series C would be convertible into common stock on an as if converted basis at the time of the vote. The Series C may convert into common stock based upon the product obtained by dividing the number of shares of Series C by the closing share price of the common stock on the date of conversion. The Series C is subject to automatically convert into common stock in the event of a qualified financing as defined above based upon the conversion formula in the previous sentence.

Series D Convertible Preferred Stock

The Preferred D, par value $0.00001, has 85,000 shares authorized. There were 85,000 shares outstanding at September 30, 2023 and have a stated value per share of one hundred dollars ($100) (the “Stated Value”). The Company is authorized to issue eighty-five thousand (85,000) shares of Series D Preferred, all of which were issued on the Closing Date to the Seller. The Series D Preferred shares entitle the holder to receive dividends equal to eight and one-half percent (8.50%) per annum of the Stated Value of the Series D Preferred shares, on a monthly basis, 30 days in arrears, for each month during which the Series D Preferred shares remain outstanding. The monthly dividends shall be declared but not become due and payable and shall not be paid (but instead shall accrue) until the date that is three (3) months following the date on which the Debentures are fully repaid and /or converted into shares of Common Stock (such date the “Dividend and Conversion Restriction Release Date”). In addition, no asserted claims, losses or liabilities related to the Debentures to which the holders of the Debentures are entitled to indemnification or reimbursement can remain unresolved. The monthly dividends shall be fully paid in twelve equal monthly installments. On or after the Dividend and Conversion Restriction Release Date, the holder of the Series D Preferred shares can convert the Series D Preferred shares into shares of Common Stock. The number of shares of Common Stock will equal the product obtained by dividing the number of shares of Series D Preferred Stock being converted by the closing price per share of the Common Stock on the conversion date and multiplying that number by 100. The holders of the Series D Preferred shares shall have the same voting rights as the holders of the Common Stock and the shares of Series D Preferred shall vote equally with the shares of Common Stock, and not as a separate class, at any annual or special meeting, upon the following basis: the holder of Series D Preferred shares shall be entitled to cast such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series D Preferred Stock are convertible immediately after the close of business on the record date fixed for such meeting. The Series D Preferred shares have a liquidation preference over all other Company securities other than the Debentures. In addition, the Company may, in its sole discretion, on or after one year anniversary of the Closing Date, subject to whether the Debentures are still outstanding, elect to redeem all or any portion of the Series D Preferred shares at a price per share equal to one hundred dollars up to an aggregate amount of eight million five hundred thousand dollars ($8,500,000) for all of the shares of Series D Preferred Stock.

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

On May 5, 2020, the Company entered into a promissory note under the Payroll Protection Program in the amount 310,000, with an interest due at the rates of 1% per annum and a due date of August 15, 2022. On April 16, 2021, this loan has been forgiven in full.

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

On June 21, 2022, the Company entered into a promissory note with a third-party in the amount of $100,000 with a fixed interest of 25,000 for a total amount due of $125,000 and a due date of 7/21/2022. This note is in default.

Senior Secured Convertible Debenture Offering

On October 26, 2022, the Company closed on an offering of the Debentures (the “Debenture Offering”). The Debentures have an aggregate principal amount of approximately $15,367,966 (including a 15% original issue discount).  These Debentures are in default.

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

On January 4, 2023, the Company entered into a Promissory Note with 1800 Diagonal Lending for $195,000 and has a 12% interest rate and is due January 4, 2024. This note has been paid in full as of September 15, 2023.

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

On July 6, 2023, the Company entered into a $100,000 promissory note with a third-party investor. The promissory note has a 12% interest rate and the principal and interest are due January 6, 2023.

On July 31, 2023, the Company entered into a $192,308 promissory note with Walleye Opportunities Master Fund Ltd. The promissory note has an OID of $67,308 and the principal is due January 25, 2024.

On July 31, 2023, the Company entered into a $96,154 promissory note with Seven Knots, LLC. The promissory note has an OID of $33,654 and the principal is due January 25, 2024.

On July 31, 2023, the Company entered into a $96,154 promissory note with Keystone Capital Partners, LLC. The promissory note has an OID of $33,654 and the principal is due January 25, 2024.

On August 21, 2023, the Company entered into a $192,308 promissory note with Walleye Opportunities Master Fund Ltd. The promissory note has an OID of 67,308 and the principal is due January 25, 2024.

On September 13, 2023, the Company entered into a $192,308 promissory note with Keystone Capital Partners, LLC. The promissory note has an OID of $67,308 and the principal is due January 25, 2024.

On September 15, 2023, the Company entered into an Assignment Agreement with a third-party investor where the Company is a party to a $181,546 promissory note with a third-party investor. The promissory note has a 12% interest rate and the principal and interest are due September 14, 2024.

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

On July 9, 2021, we issued 50,000 five-year common stock warrants exercisable at 2.00 per share.

On July 11, 2021, we issued 142,857 five-year common stock warrants exercisable at 1.75 per share.

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

On March 31, 2022, we issued 4,286 five-year common stock warrants exercisable at $1.75 per share.

On October 26, 2022, we issued 8,935,664 five-year common stock warrants initially exercisable at $1.85 per share.

On May 4, 2023, we issued 241,231 five-year common stock warrants exercisable at $0.8125 per share.

	Warrants - Common	Weighted	Warrants exercisable -Common	Weighted
	Share	Average	Share	Average
	Equivalents	Exercise price	Equivalents	Exercise price

Outstanding December 31, 2022	9,584,517	$1.46	9,584,517	1.46
Additions	-	-	-	-

Converted	-	-		-
Expired	-	-	-

Outstanding September 30, 2023	9,584,517	$1.46	9,584,517	1.46

NOTE 7 – SUBSEQUENT EVENTS

On November 17, 2023, John Bennett submitted his resignation as Chief Financial Officer and will remain on the board of directors. There is no disagreement between Mr. Bennett and the Company.  Also on November 17, 2023, the Company appointed Barrett Evans, our current President, to the position of Chief Financial Officer.

The Company is in default of its Senior Secured Notes and is cross defaulted on its other borrowings with cross default provisions.

On October 11, 2023, the Company entered into a Promissory Note with Ault Lending, LLC in the amount of $157,500 and is due November 10, 2023. This note has a 10% interest rate and a $7,500 OID and is currently in default.

On October 20, 2023, the Company entered into a Promissory Note with Ault Lending, LLC in the amount of $157,500 and is due November 19, 2023. This note has a 10% interest rate and a $7,500 OID.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2023, through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

Results of Operations during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022

Our net revenue for the three months ended September 30, 2023, was $682,036 compared to $1,197,927, for the same period in 2022. The decrease in revenue is attributable to the disputes associated with the acquisition made in October 2022.

Our cost of goods sold for the three months ended September 30, 2023, was $366,294, compared to $597,621 for the same period in 2022. This decrease is attributable to the decrease in revenue.

Our general and administrative expense for the three months ended September 30, 2023, was $163,647, compared to $255,456 for the same period in 2022.

Our salary expense for the three months ended September 30, 2023, was $339,098 compared to $647,073 for the same period in 2022. This decrease is attributable to a reduction in headcount due to decreased revenue.

Our rent expense for the three months ended September 30, 2023, was $108,540 compared to $105,438 for the same period in 2022. This rent expense was relatively unchanged.

Our utilities expense for the three months ended September 30, 2023, was $40,996 compared to $40,002 the same period in 2022.

Our professional fees expense for the three months ended September 30, 2023, was $49,750 compared to $30,751 for the same period in 2022. This increase is due to expenses related to a dispute with another party.

Our consulting expense for the three months ended September 30, 2023, was $157,694 compared to $229,500 for the same period in 2022. This decrease was mainly due to a reduction in the number of consultants used in the period.

Our depreciation expense for the three months ended September 30, 2023, was $42,043, compared to $109,275 for the same period in 2022. This decrease was mainly due to the write-down of assets in the period.

Our share-based expense for the three months ended September 30, 2023, was $95,218, compared to $95,217 for the same period in 2022. This remained constant over the periods mainly due to the issuance of our employee stock options, and stock-based compensation for finder’s fees and investor relations.

Our shares issued for inducement expense for the three months ended September 30, 2023, was $148,485, compared to $510,620 for the same period in 2022. This decrease was mainly due to issuing fewer commitment shares.

Our financing fees expense for the three months ended September 30, 2023, was $451,741, compared to $507,007 for the same period in 2022. This remained relatively consistent over the periods.

Our Interest expense for the three months ended September 30, 2023, was $360,277, compared to $170,815 for the same period in 2022. This increase was mainly due to the increased debt from the acquisition made in October 2022 and short term loans to finance operations.

Our net loss for the three months ended September 30, 2023, was $26,033,394 compared to $2,100,848 for the same period in 2022. This increase was mainly due to the factors listed above including the write-down of Goodwill, inventory and equipment.

Liquidity and Capital Resources

As of September 30, 2023, the Company current assets of $346,462 and total assets of $1,932,368. As of December 31, 2022, the Company current assets of $2,444,370 and total assets of $26,010,888.  The significant reduction in assets is attributed to an acquisition that the Company made in October 2022 that has resulted in significant agreements and will most likely need to be litigated.

As of September 30, 2023, the Company current liabilities of $33,128,051 and total Liabilities of $33,397,108. As of December 31, 2022, the Company current liabilities of $27,181,835 and total liabilities of $27,331,835.

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

The following table summarizes our cash flows for the three months ended September 30, 2023, and 2022.

	2023	2022
Net cash provided (used) from operating activities	$(1,580,324)	$(792,186)
Net cash used in investing activities	668,324	(24,230)
Net cash provided by financing activities	912,000	554,261
Net Increase (Decrease) In Cash	$(0)	$(262,155)

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the Three and Nine months ended September 30, 2023, that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLOOMIOS, INC.

Date: November 20, 2023	By:	/s/ Michael Hill
Michael Hill
Chief Executive Officer

Date: November 20, 2023	By:	/s/ Barrett Evanst
Barrett Evans
Chief Financial Officer

